Form 10-Q
period 1996-03-31
NORTHWEST AIRLINES CORP
filed 1996-05-14
CIK 917678

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1996


                         Commission File Number 0-23642


                         NORTHWEST AIRLINES CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            95-4205287
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                  2700 LONE OAK PARKWAY, EAGAN, MINNESOTA 55121
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (612) 726-2111
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__     No _____

At March 31, 1996, there were 92,410,667 shares of the registrant's Class A Common Stock and 4,037,379 shares of the registrant's Class B Common Stock outstanding.



                         NORTHWEST AIRLINES CORPORATION



PART I.  FINANCIAL INFORMATION                                          Page No.

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income - Three
                  months ended March 31, 1996 and 1995.                    3

                  Condensed Consolidated Balance Sheets - March 31,
                  1996, December 31, 1995 and March 31, 1995.              4

                  Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1996 and 1995.              5

                  Notes to Condensed Consolidated Financial Statements     6

         The Computations of Primary and Fully Diluted Earnings Per Common Share, attached hereto and filed as Exhibits 11.1 and 11.2, and the Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, attached hereto and filed as Exhibits 12.1 and 12.2, are incorporated herein by reference.

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8

PART II.  OTHER INFORMATION

         Item 1.      Legal Proceedings                                   11
         Item 6.      Exhibits and Reports on Form 8-K                    11

SIGNATURE                                                                 12

EXHIBIT INDEX                                                             12



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NORTHWEST AIRLINES CORPORATION

- - --------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
- - --------------------------------------------------------------------------------

                                                                        Three months ended March 31
(UNAUDITED, IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)               1996              1995
- - -----------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Passenger                                                      $       1,935.5    $      1,687.8
     Cargo                                                                    170.3             179.1
     Other                                                                    159.0             176.1
                                                                    ---------------    --------------
                                                                            2,264.8           2,043.0

OPERATING EXPENSES
     Salaries, wages and benefits                                             644.2             584.3
     Stock-based employee compensation                                        120.1              63.6
     Aircraft fuel, oil and taxes                                             305.6             249.0
     Commissions                                                              203.7             191.8
     Aircraft rentals                                                          84.1              84.3
     Other rentals and landing fees                                           108.7             109.6
     Aircraft maintenance materials and repairs                               123.6             101.8
     Depreciation and amortization                                             90.0              88.8
     Other                                                                    450.4             422.5
                                                                    ---------------    --------------
                                                                            2,130.4           1,895.7

OPERATING INCOME                                                              134.4             147.3

OTHER INCOME (EXPENSE)
     Interest expense, net                                                    (68.6)           (103.7)
     Interest of mandatorily redeemable preferred security holder              (7.0)           --
     Investment income                                                         15.3              15.0
     Foreign currency gain (loss)                                               6.9             (59.1)
     Other                                                                      6.8               5.0
                                                                    ---------------    --------------
                                                                              (46.6)           (142.8)
                                                                    ---------------    --------------

INCOME BEFORE INCOME TAXES                                                     87.8               4.5
Income tax expense                                                             34.4               1.9
                                                                    ---------------    --------------

NET INCOME                                                                     53.4               2.6
Preferred stock requirements                                                  (13.0)            (14.5)
Exchange of preferred stock                                                    --                59.2
                                                                    ---------------    --------------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                        $          40.4    $         47.3
                                                                    ===============    ==============

Earnings (loss) per common share:
     PRIMARY
          Before effects of exchange of preferred stock             $           .41    $         (.13)
          Exchange of preferred stock                                          --                 .65
                                                                    ---------------    --------------
          Earnings per common share                                 $           .41    $          .52
                                                                    ===============    ==============
     FULLY DILUTED
          Before effects of exchange of preferred stock             $           .37    $         (.10)
          Exchange of preferred stock                                          --                 .61
                                                                    ---------------    --------------
          Earnings per common share                                 $           .37    $          .51
                                                                    ===============    ==============

          Average shares used in computation:
               PRIMARY                                                   98,370,401        91,219,503
               FULLY DILUTED                                            108,281,429        97,600,745


SEE ACCOMPANYING NOTES.




                         NORTHWEST AIRLINES CORPORATION

- - --------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
- - --------------------------------------------------------------------------------

                                                      March 31   December 31   March 31
(UNAUDITED, IN MILLIONS)                                1996        1995        1995
- - --------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                       $   848.2   $   850.9   $   453.2
     Short-term investments                              307.8       260.7       416.7
     Accounts receivable, net                            728.7       700.3       745.9
     Flight equipment spare parts, net                   270.8       268.0       240.9
     Prepaid expenses and other                          288.3       258.3       268.0
                                                     ---------   ---------   ---------
                                                       2,443.8     2,338.2     2,124.7

PROPERTY AND EQUIPMENT
     Flight equipment, net                             3,227.8     3,097.2     2,973.2
     Other property and equipment, net                   958.4       982.2     1,102.9
                                                     ---------   ---------   ---------
                                                       4,186.2     4,079.4     4,076.1

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET               700.7       710.1       738.2

OTHER ASSETS
     International routes, net                           769.6       775.7       792.2
     Investments in affiliated companies and other       505.1       508.9       437.6
                                                     ---------   ---------   ---------
                                                       1,274.7     1,284.6     1,229.8
                                                     ---------   ---------   ---------
                                                     $ 8,605.4   $ 8,412.3   $ 8,168.8
                                                     =========   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Air traffic liability                           $ 1,014.0   $   888.4   $   855.8
     Accounts payable and other liabilities            1,553.6     1,560.4     1,494.6
     Current maturities of long-term debt and
         capital lease obligations                       346.0       391.8       197.2
                                                     ---------   ---------   ---------
                                                       2,913.6     2,840.6     2,547.6

LONG-TERM DEBT                                         2,062.0     2,137.4     3,774.4

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES               754.3       779.1       823.9

DEFERRED CREDITS AND OTHER LIABILTIES
     Deferred income taxes                               777.1       772.5       761.4
     Pension and postretirement benefits                 843.3       831.1       444.2
     Other                                               362.9       306.5       341.7
                                                     ---------   ---------   ---------
                                                       1,983.3     1,910.1     1,547.3

MANDATORILY REDEEMABLE PREFERRED SECURITY OF
     SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
     OBLIGATION OF COMPANY                               588.5       618.4         --

REDEEMABLE PREFERRED STOCK                             1,006.9       945.5       738.6

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock                                           .9          .9          .9
     Additional paid-in capital                        1,044.3       970.7       712.8
     Accumulated deficit                              (1,477.5)   (1,517.8)   (1,863.7)
     Other                                              (270.9)     (272.6)     (113.0)
                                                     ---------   ---------   ---------
                                                        (703.2)     (818.8)   (1,263.0)
                                                     ---------   ---------   ---------
                                                     $ 8,605.4   $ 8,412.3   $ 8,168.8
                                                     =========   =========   =========


SEE ACCOMPANYING NOTES.




                         NORTHWEST AIRLINES CORPORATION

- - --------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
- - --------------------------------------------------------------------------------

                                                           Three months ended March 31
(UNAUDITED, IN MILLIONS)                                         1996        1995
- - -----------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   289.7   $ 194.7

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                          (252.3)   (151.9)
     Net (increase) decrease in short-term investments             (46.6)    185.7
     Other, net                                                      7.1      (0.9)
                                                               ---------   -------
         Net cash provided by (used in) investing activities      (291.8)     32.9

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale and leaseback transaction                   50.0       --
     Payment of long-term debt and capital lease obligations       (40.6)   (243.7)
     Other, net                                                    (10.0)      1.3
                                                               ---------   -------
         Net cash used in financing activities                      (0.6)   (242.4)

DECREASE IN CASH AND CASH EQUIVALENTS                               (2.7)    (14.8)
Cash and cash equivalents at beginning of period                   850.9     468.0
                                                               ---------   -------
Cash and cash equivalents at end of period                     $   848.2   $ 453.2
                                                               =========   =======

Cash and cash equivalents and unrestricted short-term
     investments at end of period                              $ 1,045.1   $ 766.2
                                                               =========   =======

Borrowing capacity under revolving credit facility             $   187.5   $ 277.7
                                                               =========   =======



SEE ACCOMPANYING NOTES.





                         NORTHWEST AIRLINES CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of Northwest Airlines Corporation ("NWA Corp." or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K for 1995 (the "Annual Report").

         In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated.

2. The Company's accounting and reporting policies are summarized in Note A of the Notes to Consolidated Financial Statements in the Annual Report.

         Effective with the first quarter 1996 financial reporting, the Company reports gains (losses) relating to the disposition of assets as operating expenses instead of in other income (expense) in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This change had no impact on net income, and gains (losses) on the disposition of assets are excluded from unit cost calculations.

3. Pursuant to amended labor agreements which provide for wage and other cost reductions aggregating approximately $886 million over a 39 month period which commenced August 1993, the Company has agreed to issue common and preferred stock to employees. Note B of the Notes to Consolidated Financial Statements in the Annual Report contains additional discussion of the labor cost savings agreements, stock to be issued to employees and the related accounting treatment. The fifth installment of shares issuable to the employee trusts, consisting of 2,555,757 shares of Series C Preferred Stock, 4,215,409 shares of Class A Common Stock and 536,880 shares of Class B Common Stock, was made on March 1, 1996.

4. The income tax expense is based on estimated annual effective tax rates which differ from the federal statutory rate of 35% primarily due to state income taxes and certain nondeductible expenses.

5. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources" the Company entered into agreements providing for the purchase and financing of certain Airbus A320 aircraft as well as the rescheduling of certain Airbus A330 aircraft deliveries. The Company has substitution rights with respect to the A330 aircraft. This transaction also includes the rescheduling of existing debt to beyond 2000 at lower interest rates.

6. At March 31, 1996, the Company had no borrowings outstanding under its revolving credit facility. The $187.5 million in borrowing capacity under such facility along with $1.05 billion of cash, cash equivalents and unrestricted short-term investments provided the Company with $1.23 billion of available liquidity at March 31, 1996. Scheduled maturities of long-term debt subsequent to March 31, 1996 are $266.0 million in 1996, $143.8 million in 1997, $211.8 million in 1998, $350.3 million in
         1999 and $60.6 million in 2000.

         On May 8, 1996, the Company consummated an agreement to use $50 million of existing funds to prepay a portion of its loan under the Company's Credit Agreement and increase the revolving credit facility by the same amount.


7. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data is presented for Northwest Airlines, Inc.


         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


            (UNAUDITED, IN MILLIONS)            Three Months Ended
                                                     March 31
                                             -------------------------
                                               1996          1995
                                             -----------   -----------
            Operating revenues               $   2,178.2   $   1,942.9
            Operating expenses                   2,060.3       1,809.4
                                             -----------   -----------
            Operating income                       117.9         133.5
            Other income (expense)                 (47.6)       (130.8)
                                             -----------   -----------
            Income before income taxes              70.3           2.7
            Income tax expense                      27.3          11.1
                                             -----------   -----------
            Net income (loss)                $     43.0    $      (8.4)
                                             ===========   ===========

         CONDENSED CONSOLIDATED BALANCE SHEET DATA

       (UNAUDITED, IN MILLIONS)                           March 31
                                                 -------------------------
                                                    1996          1995
                                                 -----------   -----------
      Current assets                             $   1,917.8   $   1,643.7
      Noncurrent assets                              5,558.1       5,407.1
      Current liabilities                            2,637.5       2,462.5
      Long-term debt and obligations
         under capital leases                        2,257.4       3,836.6
      Deferred credits and other liabilities         1,341.9         936.4
      Mandatorily redeemable preferred
         security of subsidiary                        588.5            --

See also Note P to Consolidated Financial Statements in the Annual Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Substantially all of the Company's results of operations are attributable to Northwest Airlines, Inc. ("Northwest") and the following discussion pertains primarily to Northwest. The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

For the quarter ended March 31, 1996, the Company reported unaudited net income of $53.4 million and operating income of $134.4 million. Primary earnings per common share were $.41 ($.37 fully diluted). Cash flow from operations was $289.7 million during the first quarter of 1996. Net cash used in investing and financing activities during the first quarter of 1996 was $292.4 million. Cash, cash equivalents and unrestricted short-term investments increased $278.9 million over the first quarter of 1995 to $1.05 billion at March 31, 1996. Additionally, at March 31, 1996, the Company had available $187.5 million in borrowing capacity under its revolving credit facility, providing total available liquidity of $1.23 billion.

Information with respect to the Company's operating statistics follows:

                                                             Three months ended March 31      Percent
                                                                1996              1995         Change
         --------------------------------------------------------------------------------------------------
         Scheduled service:
             Available seat miles (ASM) (millions)            22,185.7          20,459.7         8.4
             Revenue passenger miles (millions)               15,576.5          13,890.1        12.1
             Passenger load factor (percent)                      70.2              67.9         2.3  pts.
             Revenue passengers (thousands)                     12,036            11,144         8.0
             Revenue yield per passenger mile (cents)            12.43             12.15         2.3
             Passenger revenue per scheduled ASM (cents)          8.72              8.25         5.7

         Operating revenue per total ASM (cents) (1)              9.44              9.04         4.4
         Operating expense per total ASM (cents) (1)              8.91              8.42         5.8
         Operating expense excluding stock-based
             compensation per total ASM (cents) (1)               8.36              8.11         3.1

         Cargo ton miles (millions)                              487.2             523.5        (6.9)
         Fuel gallons consumed (millions)                        458.0             433.1         5.7
         Average fuel cost per gallon (cents)                     61.9              55.1        12.3
         Number of operating aircraft at end of period             386               366         5.5
         Full-time equivalent employees at end of period        45,619            43,672         4.5


(1) Excludes the revenues or expenses related to the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Operating income decreased $12.9 million to $134.4 million. Operating income was unfavorably impacted by an increase of $56.5 million ($35.5 million net of tax) in stock-based compensation expense caused by a 89% increase in the price of the Company's common stock. Excluding this increase, first quarter 1996 operating income would have been $190.9 million, an improvement of $43.6 million over 1995 which was largely due to a $247.7 million increase in passenger revenues. Operating revenue per total ASM increased 4.4% from 9.04 cents in 1995 to 9.44 cents in 1996.

OPERATING REVENUES. Operating revenues were $2.26 billion, an improvement of $221.8 million (10.9%). System passenger revenues (which represented 85.5% of total operating revenues) increased $247.7 million (14.7%). The increase was attributable to a 2.3% increase in system yield, a 3.4% (2.3 points) increase in passenger load factor and an 8.4% increase in scheduled service ASMs.

Domestic passenger revenue increased $161.7 million (14.0%) to $1.32 billion. A 6.4% increase in scheduled service ASMs resulting primarily from the addition of the Canadian routes and a 5.2% increase in yield were the factors which led to the improved performance. Pacific passenger revenue increased by $60.7 million (13.5%) to $509.0 million. The increase was attributable to a 10.4% increase in scheduled service ASMs due to additional frequencies and aircraft reconfigurations, and a 7.0% (4.9 points) increase in passenger load factor, offset by a 3.8% decrease in passenger yield. Transatlantic passenger revenue increased $25.4 million (30.9%) to $107.5 million due primarily to a 10.6% increase in yield and an 18.7% increase in scheduled service ASMs primarily as a result of the addition of the Detroit-London route and Amsterdam-Washington D.C. route.

Cargo revenue decreased $8.8 million (4.9%) to $170.3 million due to 6.9% fewer cargo ton miles. Cargo capacity was reduced because of increased passenger loads. Other revenue decreased by $17.1 million (9.7%) due primarily to decreased passenger charter revenue.

OPERATING EXPENSES. Operating expenses increased $234.7 million. While operating capacity increased 8.0% to 22.2 billion total service ASMs, operating expense per total service ASM increased 5.8%. Excluding stock-based compensation in both periods, operating expense per ASM increased 3.1% to 8.36 cents largely related to increases in flying, passenger load factors and higher fuel prices as well as a new jet fuel tax discussed below. Salaries, wages and benefits expense increased $59.9 million (10.3%) due in part to an increase in average full-time equivalent employees of 3.9% which was primarily attributable to the increased flying of 8.0% and increased traffic. Additionally, included in the increased salaries, wages and benefits expense was a $20.2 million unfavorable impact in pension expense due to a changed pension discount rate assumption. Non-cash stock-based employee compensation expense, which is reported separately from salaries, wages and benefits, is a function of shares earned by employees and the period-ending common stock price. The stock-based compensation expense increased to $120.1 million from $63.6 million for the first quarter of 1996 and 1995, respectively, due to an increase in the period-ending common stock price to $51.25 per share at March 29, 1996 from $27.125 per share at March 31, 1995. Aircraft fuel, oil and taxes increased $56.6 million (22.7%) to $305.6 million due to a 5.7% increase in fuel gallons consumed as a result of increased flying and an increase of 12.3% in average fuel cost per gallon. Also, in October 1995, a 4.3 cents per gallon United States excise tax on aviation fuel went into effect due to the expiration of an existing exemption. This new tax increased the Company's operating expenses for the first quarter of 1996 by $12.1 million, and unless suspended by the government will increase the Company's annual operating expenses by approximately $50 million based on Northwest's anticipated 1996 domestic fuel consumption. Aircraft maintenance materials and repairs increased $21.8 million (21.4%) to $123.6 million due to process changes and the timing of maintenance activities. Other expenses grew $27.9 million (6.6%) largely due to increased outside services and higher promotional spending, offset by decreased passenger charter expenses.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $35.1 million (33.8%) due in large part to the prepayment of the 1989 acquisition loan and the restructuring of the Company's financing arrangement related to certain property in Japan described in Notes C and E to Consolidated Financial Statements in the Annual Report. The foreign currency gain for the three months ended March 31, 1996 was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Foreign currency loss for the three months ended March 31, 1995 was attributable to a $36.2 million loss on balance sheet remeasurement and a $22.9 million charge for Japanese yen collar option contracts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $289.7 million, a $95.0 million increase compared with the three months ended March 31, 1995. Investing activities in 1996 pertain primarily to property and equipment additions. The acquisition of three 757-200 aircraft and one DC-9 aircraft and the modification of DC-9 aircraft account for the majority of the $252.3 million of property additions in 1996. Investing activities in 1995 pertain to both property additions and short-term investment transactions. Financing activities in 1995 pertain primarily to the prepayment of $200 million of scheduled 1995 debt maturities.

In March 1996, the Company entered into agreements providing for the purchase and financing of 20 Airbus A320 aircraft (thirteen in 1998 and seven in 1999) as well as the rescheduling of 16 Airbus A330 aircraft deliveries to eight in each of 2004 and 2005. The Company has substitution rights with respect to the A330 aircraft. Additionally, this transaction included the rescheduling of $456.9 million of existing debt to beyond 2000 at lower interest rates.

On May 8, 1996, the Company consummated an agreement to use $50 million of existing funds to prepay a portion of its loan under the Company's Credit Agreement and increase the revolving credit facility by the same amount.

OTHER INFORMATION

FOREIGN CURRENCY. In general, as the yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted and a nonoperating foreign currency loss (gain) is recognized due to the remeasurement of net yen liabilities. The Company's yen-denominated revenues exceed its yen-denominated expenses by approximately 60 billion yen per year and its yen-denominated liabilities exceed its yen-denominated assets. In recent periods the yen has weakened as the yen exchange rate has changed from 87 yen to $1 at March 31, 1995 to 103 yen to $1 at December 31, 1995 to 107 yen to $1 at March 31, 1996.

USE OF FINANCIAL INSTRUMENTS. In order to mitigate its exposure to foreign exchange rate fluctuations, from time to time the Company uses a collar option strategy to hedge its anticipated yen-denominated net cash flows. At March 31, 1996 the Company had hedged using collar options approximately 80% of its remaining 1996 anticipated yen-denominated net cash inflows (43 billion yen). In the ordinary course of business, the Company manages the price risk of fuel costs utilizing both regulated exchange traded futures contracts and fuel swap agreements. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of March 31, 1996, the Company had no material hedges for future fuel requirements.

FULLY DISTRIBUTED EARNINGS PER SHARE. The effect of the accounting for stock-based compensation on the Company's operating results and earnings per share may make it difficult to compare its earnings with other companies. Accordingly, management believes the pro forma "fully distributed" earnings per share amount, which excludes stock-based compensation and includes all the shares to be issued to its employees, provides additional information and makes analysis between years more comparable. On a fully distributed basis, the Company's net earnings applicable to common stockholders would have been $115.9 million ($1.01 per share) for the three months ended March 31, 1996, an improvement of $26.7 million ($.23 per share) over the corresponding period in 1995. The fully distributed earnings per share for 1995 includes the effect of $.52 per share increase resulting from the January 1995 exchange of the Company's preferred stock for common stock.

U.S. TRANSPORTATION TAX. The U.S. 10% passenger ticket tax applicable to domestic travel, the 6.25% domestic cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Consequently, the Company ceased collecting these taxes (which aggregated $504.8 million in 1995) on January 1, 1996. Management cannot predict if or when such taxes will be reinstated or replaced with user fees and the impact on future operating income of such reinstatement is uncertain.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3, "Legal Proceedings" included in the Annual Report.

In connection with the litigation captioned NORTHWEST AIRLINES, INC. V. AMERICAN AIRLINES, INC. (U.S.D.C. District of Minnesota. Civ. No. 4-91-539), a trial date of June 17, 1996 has been scheduled. On March 27, 1996, the District Court granted a motion for summary judgment in favor of KLM Royal Dutch Airlines in AMERICAN AIRLINES, INC. V. KLM ROYAL DUTCH AIRLINES, INC. (U.S.D.C. District of Minnesota Civ. No. 4-93-1104), a related case presently consolidated with NORTHWEST AIRLINES, INC. V. AMERICAN AIRLINES, INC. On April 26, 1996, American filed a notice of appeal of the judgment in the KLM case to the U.S. Court of Appeals for the Eighth Circuit. The District Court presently has before it the question of whether the trial of the NORTHWEST AIRLINES, INC. V. AMERICAN AIRLINES, INC. case must or should be deferred during the pendancy of the appeal in the KLM case.

In the ordinary course of its business the Company is party to various legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party (including those described above and in the Annual Report) will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 10.1 - Amendment No. 5 to A330 Purchase Agreement
                                 among AVSA, S.A.R.L. and Northwest Aircraft
                                 Inc. (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit.)

                  Exhibit 11.1 - Computation of Primary Earnings per Common
                                 Share.

                  Exhibit 11.2 - Computation of Fully Diluted Earnings per
                                 Common Share.

                  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
                                 Charges

                  Exhibit 12.2 - Computation of Ratio of Earnings to Fixed
                                 Charges and Preferred Stock Requirements

                  Exhibit 27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed during the first quarter of 1996.




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Northwest Airlines Corporation



Dated:  May 13, 1996                    By: /s/ Mark W. Osterberg
                                            Mark W. Osterberg
                                            Vice President and
                                            Chief Accounting Officer



EXHIBIT INDEX


     Exhibit No.                    Description

       10.1 Amendment No. 5 to A330 Purchase Agreement among AVSA, S.A.R.L. and Northwest Aircraft Inc. (Exhibit 10.1 hereto is being filed with a request for confidential treatment of certain portions).

       11.1       Computation of Primary Earnings Per Common Share.

       11.2       Computation of Fully Diluted Earnings per Common Share.

       12.1       Computation of Ratio of Earnings to Fixed Charges.

       12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

       27.1       Financial Data Schedule