Form 10-Q
period 1996-06-30
NORTHWEST AIRLINES CORP
filed 1996-08-14
CIK 917678

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1996


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

                              Yes _X_       No ___

At July 31, 1996, there were 93,269,984 shares of the registrant's Class A Common Stock and 3,929,346 shares of the registrant's Class B Common Stock outstanding.


                                             Northwest Airlines Corporation



PART I.  FINANCIAL INFORMATION                                          Page No.

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Operations - Three months and six months
                  ended June 30, 1996 and 1995.                             3

                  Condensed Consolidated Balance Sheets -
                  June 30, 1996, December 31, 1995 and June
                  30, 1995.                                                 4

                  Condensed Consolidated Statements of Cash
                  Flows - Six months ended June 30, 1996 and
                  1995.                                                     5

                  Notes to Condensed Consolidated Financial Statements      6

         The Computations of Primary and Fully Diluted
         Earnings Per Common Share, attached hereto and filed as Exhibits 11.1 and 11.2, and the Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, attached hereto and filed as Exhibits 12.1 and 12.2, are incorporated herein by reference.

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8

PART II.  OTHER INFORMATION

         Item 1.      Legal Proceedings                                     11
         Item 4.      Submission of Matters to a Vote of Security-Holders   11
         Item 6.      Exhibits and Reports on Form 8-K                      12

SIGNATURE                                                                   13

EXHIBIT INDEX                                                               13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         NORTHWEST AIRLINES CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three months ended                      Six months ended
                                                                        June 30                                 June 30
(Unaudited, in millions except share and per share amounts)     1996               1995                 1996                1995
                                                          ---------------    ---------------     ---------------    ---------------
OPERATING REVENUES
     Passenger                                            $       2,228.4    $       1,959.4     $       4,163.9    $       3,647.2
     Cargo                                                          186.0              188.9               356.3              368.0
     Other                                                          126.0              131.1               285.0              307.2
                                                          ---------------    ---------------     ---------------    ---------------
                                                                  2,540.4            2,279.4             4,805.2            4,322.4

OPERATING EXPENSES
     Salaries, wages and benefits                                   647.9              593.4             1,292.1            1,177.7
     Stock-based employee compensation                               65.0              102.2               185.1              165.8
     Aircraft fuel, oil and taxes                                   330.5              262.1               636.1              511.1
     Commissions                                                    221.8              211.8               425.5              403.6
     Aircraft rentals                                                87.5               86.4               171.6              170.7
     Landing fees and other rentals                                 112.0              124.0               220.7              233.6
     Aircraft maintenance materials and repairs                     121.6               99.4               245.2              201.2
     Depreciation and amortization                                   93.0               91.3               183.0              180.1
     Other                                                          486.4              459.2               936.8              881.6
                                                          ---------------    ---------------     ---------------    ---------------
                                                                  2,165.7            2,029.8             4,296.1            3,925.4
                                                          ---------------    ---------------     ---------------    ---------------

OPERATING INCOME                                                    374.7              249.6               509.1              397.0

OTHER INCOME (EXPENSE)
     Interest expense, net                                          (65.6)             (99.6)             (134.2)            (203.3)
     Interest of mandatorily redeemable preferred
         security holder                                             (6.9)              --                 (13.9)              --
     Investment income                                               17.9               15.5                33.2               30.5
     Foreign currency gain (loss)                                     4.4               (5.5)               11.3              (64.6)
     Other                                                            6.7                6.1                13.4               11.0
                                                          ---------------    ---------------     ---------------    ---------------
                                                                    (43.5)             (83.5)              (90.2)            (226.4)
                                                          ---------------    ---------------     ---------------    ---------------

INCOME BEFORE INCOME TAXES                                          331.2              166.1               418.9              170.6

Income tax expense                                                  128.4               61.3               162.7               63.2
                                                          ---------------    ---------------     ---------------    ---------------

Net Income                                                          202.8              104.8               256.2              107.4

Preferred stock requirements                                        (13.2)             (14.6)              (26.2)             (29.1)
Exchange of preferred stock                                          --                 --                  --                 59.2
                                                          ---------------    ---------------     ---------------    ---------------

Net Income Applicable to Common Stockholders              $         189.6    $          90.2     $         230.0    $         137.5
                                                          ===============    ===============     ===============    ===============

Earnings per common share:
     PRIMARY
         Before effects of exchange of preferred stock    $          1.90    $           .96     $          2.32    $           .85
         Exchange of preferred stock                                 --                 --                  --                  .64
                                                          ---------------    ---------------     ---------------    ---------------
         Earnings per common share                        $          1.90    $           .96     $          2.32    $          1.49
                                                          ===============    ===============     ===============    ===============

     FULLY DILUTED
         Before effects of exchange of preferred stock    $          1.72    $           .92     $          2.10    $           .84
         Exchange of preferred stock                                 --                 --                  --                  .59
                                                          ---------------    ---------------     ---------------    ---------------
         Earnings per common share                        $          1.72    $           .92     $          2.10    $          1.43
                                                          ===============    ===============     ===============    ===============

     Average shares used in computation:
         PRIMARY                                               99,679,687         93,658,308          99,025,045         92,445,642
         FULLY DILUTED                                        110,505,764        100,834,134         109,393,597         99,398,505


See accompanying notes


                         NORTHWEST AIRLINES CORPORATION


CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      June 30    December 31     June 30
(Unaudited, in millions)                                1996         1995         1995
                                                      --------     --------     --------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                        $  963.3     $  850.9     $  756.4
     Short-term investments                              366.6        260.7        278.2
     Accounts receivable, net                            735.0        700.3        808.1
     Flight equipment spare parts, net                   261.3        268.0        251.5
     Prepaid expenses and other                          270.5        258.3        281.7
                                                      --------     --------     --------
                                                       2,596.7      2,338.2      2,375.9

PROPERTY AND EQUIPMENT
     Flight equipment, net                             3,264.2      3,097.2      3,005.8
     Other property and equipment, net                   945.7        982.2      1,112.5
                                                      --------     --------     --------
                                                       4,209.9      4,079.4      4,118.3

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET               691.3        710.1        728.8

OTHER ASSETS
     International routes, net                           763.5        775.7        787.8
     Investments in affiliated companies and other       502.7        508.9        421.5
                                                      --------     --------     --------
                                                       1,266.2      1,284.6      1,209.3
                                                      --------     --------     --------
                                                      $8,764.1     $8,412.3     $8,432.3
                                                      ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Air traffic liability                            $1,139.3     $  888.4     $1,012.6
     Accounts payable and other liabilities            1,503.0      1,560.4      1,416.5
     Current maturities of long-term debt and
         capital lease obligations                       343.0        391.8        245.9
                                                      --------     --------     --------
                                                       2,985.3      2,840.6      2,675.0

LONG-TERM DEBT                                         1,980.8      2,137.4      3,678.4

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES               746.4        779.1        813.8

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                               793.6        772.5        820.5
     Pension and postretirement benefits                 791.2        831.1        414.4
     Other                                               314.2        306.5        349.2
                                                      --------     --------     --------
                                                       1,899.0      1,910.1      1,584.1

MANDATORILY REDEEMABLE PREFERRED SECURITY OF
     SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
     OBLIGATION OF COMPANY                               579.1        618.4         --

REDEEMABLE PREFERRED STOCK                             1,027.6        945.5        794.8

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock                                          1.0           .9           .9
     Additional paid-in capital                        1,102.7        970.7        774.4
     Accumulated deficit                              (1,288.1)    (1,517.8)    (1,773.5)
     Other                                              (269.7)      (272.6)      (115.6)
                                                      --------     --------     --------
                                                        (454.1)      (818.8)    (1,113.8)
                                                      --------     --------     --------
                                                      $8,764.1     $8,412.3     $8,432.3
                                                      ========     ========     ========



See accompanying notes



                         NORTHWEST AIRLINES CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                Six months ended June 30
(Unaudited, in millions)                                           1996         1995
                                                                 --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  713.5     $  525.2

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                           (708.5)      (232.6)
     Net (increase) decrease in short-term investments             (103.6)       320.3
     Other, net                                                       4.2         (3.0)
                                                                 --------     --------
         Net cash provided by (used in) investing activities       (807.9)        84.7

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale and leaseback transactions                  350.0         --
     Payments of long-term debt and capital lease obligations      (137.5)      (323.4)
     Other, net                                                      (5.7)         1.9
                                                                 --------     --------
         Net cash provided by (used in) financing activities        206.8       (321.5)

INCREASE IN CASH AND CASH EQUIVALENTS                               112.4        288.4
Cash and cash equivalents at beginning of period                    850.9        468.0
                                                                 --------     --------
Cash and cash equivalents at end of period                       $  963.3     $  756.4
                                                                 ========     ========

Cash and cash equivalents and unrestricted short-term
     investments at end of period                                $1,208.9     $  937.8
                                                                 ========     ========

Borrowing capacity under revolving credit facility               $  237.3     $  275.6
                                                                 ========     ========



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

3. Pursuant to amended labor agreements which provide for wage and other cost reductions aggregating approximately $886 million over a 39 month period which commenced August 1993, the Company has agreed to issue common and preferred stock to employees. Note C of the Notes to Consolidated Financial Statements in the Annual Report contains additional discussion of the labor cost savings agreements, stock to be issued to employees and the related accounting treatment. The fifth installment of shares issuable to the employee trusts, consisting of 2,555,757 shares of Series C Preferred Stock, 4,215,409 shares of Class A Common Stock and 536,880 shares of Class B Common Stock, was made on March 1, 1996.

4. The income tax expense is based on estimated annual effective tax rates which differ from the federal statutory rate of 35% primarily due to state income taxes and certain nondeductible expenses.

5. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources", the Company entered into agreements providing for the purchase and financing of 20 Airbus A320 aircraft as well as the rescheduling of certain Airbus A330 aircraft deliveries. The Company has substitution rights with respect to the A330 aircraft. This transaction also included the rescheduling of existing debt to beyond 2000 at lower interest rates.

6. At June 30, 1996, the Company had no borrowings outstanding under its revolving credit facility. The $237.3 million in borrowing capacity under such facility along with $1.21 billion of cash, cash equivalents and unrestricted short-term investments provided the Company with $1.45 billion of available liquidity at June 30, 1996. In May 1996, the Company used $50 million of existing funds to prepay a portion of its floating rate term loan under the Company's Credit Agreement and increased the revolving credit facility by the same amount. In July 1996, the Company used $125 million of existing funds to prepay an additional portion of its floating rate term loan. Scheduled maturities of long-term debt subsequent to June 30, 1996, as adjusted to give effect to the prepayments, are $228.7 million in 1996 (excluding the $125 million July prepayment), $93.7 million in 1997, $139.0 million in 1998, $300.2 million in 1999, and $60.5 million in 2000.


7. In June 1996, $524.5 million of equipment trust pass through certificates were issued in connection with the refinancing of the lessors' bridge indebtedness associated with 11 leveraged operating leases relating to two used B747 aircraft and nine new B757 aircraft leased to the Company. The proceeds related to the issuance of the equipment trust pass through certificates were used to repay such indebtedness of the lessors.

8. In June 1996, the Company and KLM Royal Dutch Airlines ("KLM") entered into an agreement pursuant to which the Company agreed to acquire 3,691.2 shares of its Series A Preferred Stock and 2,962.8 shares of its Series B Preferred Stock held by KLM. On July 1, 1996, the Series A shares were acquired by the Company in exchange for a $227 million unsecured promissory note payable December 30, 1996. On July 26, 1996, the Series B shares were acquired by the Company in exchange for a $152 million unsecured promissory note payable June 13, 1997. The Company will report a one-time increase to net income applicable to common stockholders of approximately $74 million in the third quarter of 1996 and annual earnings-per-share will benefit by approximately $0.12 until the date at which the stock would have become subject to mandatory redemption.

9. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data is presented for Northwest Airlines, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions)                        Three Months Ended            Six Months Ended
                                                     June 30                      June 30
                                             -------------------------    -------------------------
                                                1996          1995           1996          1995
                                             -----------   -----------    -----------   -----------
Operating revenues                           $  2,488.6    $  2,212.3     $ 4,666.7     $ 4,155.2
Operating expenses                              2,123.9       1,972.8       4,184.2       3,782.2
                                             -----------   -----------    -----------   -----------
Operating income                                  364.7         239.5         482.5         373.0
Other income (expense)                            (41.6)        (75.5)        (89.1)       (206.3)

                                             ------------  -----------    -----------   -----------
Income before income taxes                        323.1         164.0         393.4         166.7
Income tax expense                                120.8          61.3         148.0          72.4
                                             ------------  -----------    -----------   -----------
Net income                                   $    202.3    $    102.7     $   245.4     $    94.3
                                             ===========   ===========    ===========   ==========



CONDENSED CONSOLIDATED BALANCE SHEET DATA

  (Unaudited, in millions)                                    June 30     December 31      June 30

                                                               1996           1995          1995
                                                            ------------   ------------  ------------
  Current assets                                               $2,152.4       $1,861.1      $1,874.5
  Noncurrent assets                                             5,563.2        5,460.9       5,421.7
  Current liabilities                                           2,736.2        2,535.6       2,586.8
  Long-term debt and obligations under capital leases           2,168.2        2,351.8       3,729.1
  Deferred credits and other liabilities                        1,237.7        1,277.3         910.6
  Mandatorily redeemable preferred security of subsidiary         579.1          618.4            --


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

For the quarter ended June 30, 1996, the Company reported unaudited net income of $202.8 million and operating income of $374.7 million. Primary earnings per common share were $1.90 ($1.72 fully diluted). Cash, cash equivalents and unrestricted short-term investments increased $271.1 million over the second quarter of 1995 to $1.21 billion at June 30, 1996. Additionally, at June 30, 1996, the Company had available $237.3 million in borrowing capacity under its revolving credit facility providing total available liquidity of $1.45 billion.

Information with respect to the Company's operating statistics follows:

                                                     THREE MONTHS ENDED        %           SIX MONTHS ENDED         %
                                                          JUNE 30            CHG.              JUNE 30            CHG.
                                                   -----------------------   ------     -----------------------   ------
Scheduled service:                                   1996         1995                    1996         1995
                                                   ----------   ----------              ----------   ----------
     Available seat miles (ASM) (millions)          23,460.0     21,811.5      7.6       45,645.6     42,271.2      8.0
     Revenue passenger miles (millions)             17,561.5     15,780.9     11.3       33,138.0     29,671.0     11.7
     Passenger load factor (percent)                    74.9         72.4      2.5 pts.      72.6         70.2      2.4 pts.
     Revenue passengers (thousands)                   13,555       12,571      7.8         25,591       23,714      7.9
     Revenue yield per passenger mile (cents)          12.69        12.42      2.2          12.57        12.29      2.3
     Passenger revenue per scheduled ASM (cents)        9.50         8.98      5.8           9.12         8.63      5.7

Operating revenue per total ASM (cents) (1)            10.18         9.63      5.7           9.82         9.34      5.1
Operating expense per total ASM (cents) (1)             8.62         8.60      0.2           8.76         8.54      2.6
Operating expense excluding stock-based
     compensation per total ASM (cents) (1)             8.34         8.14      2.5           8.35         8.15      2.5

Cargo ton miles (millions)                             555.1        555.6     (0.1)       1,042.3      1,079.1     (3.4)
Fuel gallons consumed (millions)                       485.8        458.2      6.0          943.8        891.3      5.9
Average fuel cost per gallon (cents)                   63.33        54.63     15.9          62.62        54.85     14.2
Number of operating aircraft at end of period                                                 397          370      7.3
Full-time equivalent employees at end of period                                            46,863       44,324      5.7


(1) Excludes the estimated revenues or expenses related to the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Operating income increased $125.1 million to $374.7 million. The improvement was largely due to a $269.0 million increase in passenger revenues. Operating revenue per total ASM increased 5.7% from 9.63 cents to 10.18 cents.
Operating margin increased 3.7 points from 11.0% to 14.7%.

OPERATING REVENUES. Operating revenues were $2.54 billion, an improvement of $261.0 million (11.5%). System passenger revenues (which represented 87.7% of total operating revenues) increased $269.0 million (13.7%). The increase was attributable to a 2.2% increase in system yield, a 3.5% increase (2.5 points) in passenger load factor and a 7.6% increase in scheduled service ASMs.

Domestic passenger revenue increased $190.0 million (14.5%) to $1.50 billion. The 6.2% increase in scheduled service ASMs resulting primarily from the carryover effect of Canadian routes added during 1995 and the addition of DC9-30, DC10-30 and B757 aircraft which allowed the Company to increase frequencies to 12 cities and add new service to three cities and a 6.8% increase in yield were the primary causes of the improved performance. Passenger revenues were favorably impacted by the lapsed federal taxes on airline tickets and international departures. See "Other Information - U.S. TRANSPORTATION TAX". Pacific passenger revenue increased by $35.1 million (6.8%) to $549.6 million with an 8.4% increase in scheduled service ASMs due primarily to new service to Beijing, China, additional trans-Pacific frequencies and higher utilization of existing aircraft and a 6.8% increase (5.1 points) in passenger load factor which were partially offset by the unfavorable impact of a weaker Japanese yen. Transatlantic passenger revenue increased $43.9 million (32.1%) to $180.6 million due to an 8.7% increase in yield, a 14.1% increase in scheduled service ASMs primarily as a result of the addition of the Detroit - Amsterdam route and a 6.5% increase (5.3 points) in passenger load factor.

OPERATING EXPENSES. Operating expenses increased $135.9 million. While operating capacity increased 7.6% to 23.5 billion total service ASMs, operating expense per total service ASM increased 0.2%. Excluding stock-based compensation in both periods, operating expense per ASM increased 2.5% to 8.34 cents largely related to increases in passenger load factors and higher fuel prices. Salaries, wages and benefits expense increased $54.5 million (9.2%) due in part to an increase in average full-time equivalent employees of 5.7% which was primarily attributable to the increased flying of 7.6% and increased traffic of 7.8%. Additionally, included in the increased salaries, wages and benefits expense was a $18.1 million unfavorable impact on pension expense due to a lower pension discount rate. Non-cash stock-based employee compensation expense, which is reported separately from salaries, wages and benefits, is a function of shares earned by employees and the period-ending common stock price. The stock-based compensation expense decreased to $65.0 million from $102.2 million for the second quarter of 1995. The period-ending common stock price was $39.50 per share at June 30, 1996 and $35.375 at June 30, 1995. The expense for the second quarter includes the revaluation of the value of stock earned by employees in the first quarter. Aircraft fuel, oil and taxes increased $68.4 million (26.1%) to $330.5 million due to an increase of 15.9% in average fuel cost per gallon and a 6.0% increase in fuel gallons consumed as a result of increased flying. Also, in October 1995, a 4.3 cents per gallon United States excise tax on aviation fuel went into effect due to the expiration of an existing exemption. This new tax increased the Company's operating expenses for the second quarter of 1996 by $11.0 million, and unless suspended by the government will increase the Company's annual operating expenses by approximately $50 million based on Northwest's anticipated 1996 domestic fuel consumption. Aircraft maintenance materials and repairs increased $22.2 million (22.3%) to $121.6 million due to a number of factors including the timing of maintenance activities, increased flying and the impact of a favorable vendor settlement in 1995. Other expenses grew $27.2 million (5.9%) largely due to increased outside services, selling and marketing fees and communication expenses, somewhat offset by decreased passenger charter expenses.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $34.0 million (34.1%) due in large part to the December 1995 prepayment of the 1989 acquisition loan and the restructuring of the Company's financing arrangement related to certain property in Japan described in Notes C and E to Consolidated Financial Statements in the Annual Report. The foreign currency gain for the three months ended June 30, 1996 was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Foreign currency loss for the three months ended June 30, 1995 was attributable primarily to charges related to Japanese yen collar option contracts.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Operating income increased $112.1 million (28.2%) to $509.1 million. The improvement was largely due to a $516.7 million increase in passenger revenues. Operating revenue per total ASM increased 5.1% from 9.34 cents to 9.82 cents. Operating margin increased 1.4 points from 9.2% to 10.6%.

OPERATING REVENUES. Operating revenues were $4.81 billion, an improvement of $482.8 million (11.2%). System passenger revenues (which represented 86.7% of total operating revenues) increased 14.2%. The increase was attributable to a 2.3% increase in system yield, a 3.4% increase (2.4 points) in passenger load factor and an 8.0% increase in scheduled service ASMs.

Domestic passenger revenue increased $351.7 million (14.3%) to $2.82 billion. The increase was due to a 6.0% increase in yield, a 6.3% increase in scheduled service ASMs and a 1.3% (0.9 points) increase in passenger load factor. Revenues were favorably impacted by the lapsed federal taxes. See "Other Information - U.S. Transportation Tax". Pacific passenger revenue increased by $95.8 million (10.0%) to $1.06 billion with a 9.4% increase in scheduled service ASMs and a 6.9% increase (5.0 points) in passenger load factor, offset somewhat by the unfavorable impact of a weaker Japanese yen. Transatlantic passenger revenue increased $69.2 million (31.6%) to $288.1 million due primarily to a 9.6% increase in yield and a 16.0% increase in scheduled service ASMs.

OPERATING EXPENSES. Operating expenses increased $370.7 million. While operating capacity increased 8.0% to 45.6 billion total service ASMs, operating expense per total service ASM increased 2.6%. Operating expense per total ASM excluding stock-based compensation increased 2.5% to 8.35 cents. Salaries, wages and benefits expense increased $114.4 million (9.7%) due in part to an increase in average full-time equivalent employees of 5.7% which was primarily attributable to the increased flying of 8.0% and increased traffic of 7.9%. Additionally, included in the increased salaries, wages and benefits expense was a $40.7 million unfavorable impact on pension expense due to a lower pension discount rate. Non-cash stock-based employee compensation expense, which is reported separately from salaries, wages and benefits, was $185.1 million, compared to $165.8 million, an increase of $19.3 million (11.6%). Aircraft fuel, oil and taxes increased $125.0 million (24.5%) to $636.1 million due to an increase of 14.2% in average fuel cost per gallon and a 5.9% increase in fuel gallons consumed as a result of increased flying. Also, the 4.3 cents per gallon United States excise tax on aviation fuel increased the Company's operating expenses for the six months of 1996 by $21.6 million. Aircraft maintenance materials and repairs increased $44.0 million (21.9%) to $245.2 million due to a number of factors including the timing of maintenance activities, increased flying activity and the impact of a favorable vendor settlement in 1995. Other expenses grew $55.2 million (6.3%) largely due to increased costs for outside services, selling and marketing fees, communication expenses and promotions.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $69.1 million (34.0%) primarily due to the December 1995 prepayment of the 1989 acquisition loan and the restructuring of the Company's financing arrangement related to certain property in Japan. The foreign currency gain for the six months ended June 30, 1996 was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Foreign currency loss for the six months ended June 30, 1995 was attributable to a $35.1 million loss on balance sheet remeasurement of foreign currency-denominated assets and liabilities and a $29.5 million charge related to Japanese yen collar option contracts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1996 was $713.5 million, a $188.3 million increase compared with the six months ended June 30, 1995. Investing activities in 1996 pertain primarily to property and equipment additions. The acquisition of 16 DC-9 aircraft, nine B757 aircraft and two B727 aircraft and the modification of DC-9 aircraft account for the majority of the $708.5 million of property additions in 1996. Investing activities in 1995 relate primarily to the net proceeds from short-term investment transactions. Financing activities in 1996 pertain primarily to the sale and leaseback of seven of the nine 757-200 aircraft and the payment of debt and capital lease obligations. In May and July 1996, the Company prepaid $50 million and $125 million, respectively, of its $300 million floating rate term loan. Financing activities in 1995 pertain primarily to the payments of long-term debt and capital lease obligations.

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

See also Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the purchase by the Company of certain shares of the Company's Series A and Series B Preferred Stock held by KLM.


OTHER INFORMATION

FOREIGN CURRENCY. In general, as the Japanese yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted and a nonoperating foreign currency loss (gain) is recognized due to the remeasurement of net yen liabilities. The Company's yen-denominated revenues exceed its yen-denominated expenses by approximately 60 billion yen per year and its yen-denominated liabilities exceed its yen-denominated assets. In recent periods the yen has weakened as the yen exchange rate has changed from 85 yen to $1 at June 30, 1995 to 103 yen to $1 at December 31, 1995 to 110 yen to $1 at June 30, 1996.

USE OF FINANCIAL INSTRUMENTS. In order to mitigate its exposure to foreign exchange rate fluctuations, from time to time the Company uses a collar option strategy to hedge its anticipated yen-denominated net cash flows. At June 30, 1996 the Company had hedged using collar options approximately 80% of its remaining 1996 anticipated yen-denominated net cash inflows (34 billion yen). In the ordinary course of business, the Company manages the price risk of fuel costs utilizing both regulated exchange traded futures contracts and fuel swap agreements. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of June 30, 1996, the Company had no material hedges for future fuel requirements.

FULLY DISTRIBUTED EARNINGS PER SHARE. The effect of the accounting for stock-based compensation on the Company's operating results and earnings per share may make it difficult to compare its earnings with other companies. Accordingly, management believes the pro forma "fully distributed" earnings per share amount, which excludes stock-based compensation and includes all the shares to be issued to its employees, provides additional information and makes analysis between years more comparable. On a fully distributed basis, the Company's net earnings applicable to common stockholders would have been $230.5 million ($2.02 per share) and $346.4 million ($3.03 per share) for the three and six months ended June 30, 1996, respectively, an improvement of $74.0 million ($0.65 per share) and $100.7 million ($0.87 per share) over the corresponding periods in 1995. The fully distributed earnings per share for the six months ended June 30, 1995 includes the effect of $.52 per share increase resulting from the January 1995 exchange of the Company's preferred stock for common stock.

U.S. TRANSPORTATION TAX. The U.S. 10% passenger ticket tax applicable to domestic travel, the 6.25% domestic cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Consequently, the Company ceased collecting these taxes on January 1, 1996. Legislation reauthorizing these taxes through December 31, 1996 was enacted by Congress on August 2, 1996. The President is expected to sign this legislation on or before August 20, 1996, and the tax would go into effect commencing with tickets sold one week after the date of signing. The impact on future operating income of such reinstatement is uncertain.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3, "Legal Proceedings" included in the Annual Report and Part II, Item 1, "Legal Proceedings" included in the Company's Form 10-Q for the quarter ended March 31, 1996.

NORTHWEST AIRLINES, INC. V. AMERICAN AIRLINES, INC. (U.S.D.C. District of Minnesota, Civ. No. 4-91-539) ("NW v. AA"). On May 16, 1996, the District Court stayed all proceedings relating to the trial of the NW v. AA case during the pendancy of the appeal by American Airlines in the case of AMERICAN AIRLINES, INC. V. KLM ROYAL DUTCH AIRLINES, INC. (U.S.D.C. District of Minnesota, Civ. No. 4-93-1104) ("AA v. KLM"), a related case presently consolidated with NW v. AA. The District Court also continued the trial of the NW v. AA case until 60 days after a decision by the U.S. Eighth Circuit Court of Appeals with respect to the appeal in the AA v. KLM case.

In re: TRAVEL AGENCY COMMISSION ANTITRUST LITIGATION (U.S.D.C. District of Minnesota, Multi-District Litigation Docket No. 1058). A trial date of September 4, 1996 has been scheduled.

In the ordinary course of its business the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. Although the ultimate outcome of these matters (including those described above and in the Annual Report) cannot be predicted with certainty and could have a material adverse effect on the Company's consolidated financial condition, liquidity and operating results if resolved unfavorably, the Company believes that the outcome of these actions will not have any such material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company's Annual Meeting of Stockholders was held on April 26, 1996.

An amendment to the 1994 Northwest Airlines Corporation Stock Incentive Plan (the "Plan") was submitted to a vote of security holders to increase the number of shares of Class A Common Stock covered by the Plan from 2,000,000 to 5,000,000.

The votes of the stockholders on this proposal were as follows:

         Votes For      Votes Against     Votes Abstaining     Broker Nonvotes
        82,020,476        13,202,538          384,848              47,220

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  Exhibit 10.1 - Share Exchange Agreement.
                  Exhibit 10.2 - First Amendment of Share Exchange Agreement.
                  Exhibit 11.1 - Computation of Primary Earnings per Common
                                 Share.
                  Exhibit 11.2 - Computation of Fully Diluted Earnings per
                                 Common Share.
                  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
                                 Charges.
                  Exhibit 12.2 - Computation of Ratio of Earnings to Fixed
                                 Charges and Preferred Stock Requirements.
                  Exhibit 27.1 - Financial Data Schedule.

         (b)      Reports on Form 8-K:
                     Form 8-K dated June 6, 1996 filing certain documents associated with the issuance of the equipment trust pass through certificates.

                     Form 8-K dated July 3, 1996 filing certain documents associated with the issuance of the equipment trust pass through certificates.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Northwest Airlines Corporation



         Dated:  August 13, 1996                By:   /s/ Mark W. Osterberg
                                                    -----------------------
                                                    Mark W. Osterberg
                                                    Vice President and
                                                    Chief Accounting Officer

EXHIBIT INDEX



             Exhibit No.                        Description
             -----------                        -----------

               10.1 Share Exchange Agreement dated as of June 28, 1996 between Northwest Airlines Corporation and KLM Royal Dutch Airlines.

               10.2 First Amendment of Share Exchange Agreement dated as of July 25, 1996 between Northwest Airlines Corporation and KLM Royal Dutch Airlines.

               11.1           Computation of Primary Earnings Per Common Share.

               11.2           Computation of Fully Diluted Earnings per Common
                              Share.

               12.1           Computation of Ratio of Earnings to Fixed Charges.

               12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

               27.1           Financial Data Schedule.