Form 10-Q
period 1996-09-30
NORTHWEST AIRLINES CORP
filed 1996-11-12
CIK 917678

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM  10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996


                        Commission File Number 0-23642


                        NORTHWEST AIRLINES CORPORATION
           (Exact name of registrant as specified in its charter)


                   DELAWARE                               95-4205287
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


                 2700 LONE OAK PARKWAY, EAGAN, MINNESOTA 55121
                  (Address of principal executive offices)
                                 ( Zip Code)


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

                            Yes  X        No
                                ---           ---

At October 31, 1996, there were 93,470,256 shares of the registrant's Class A Common Stock and 3,914,295 shares of the registrant's Class B Common Stock outstanding.

                        NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations -
               Three months and nine months ended September 30, 1996
               and 1995.                                                    3

               Condensed Consolidated Balance Sheets  - September 30,
               1996, December 31, 1995 and September 30, 1995.              4

               Condensed Consolidated Statements of Cash Flows - Nine
               months ended September 30, 1996 and 1995.                    5

               Notes to Condensed Consolidated Financial Statements         6

     The Computations of Primary and Fully Diluted Earnings Per Common Share, attached hereto and filed as Exhibits 11.1 and 11.2, and the Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, attached hereto and filed as Exhibits 12.1 and 12.2, are incorporated herein by reference.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                            13
     Item 6.  Exhibits                                                     13

SIGNATURE                                                                  14

EXHIBIT INDEX                                                              14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NORTHWEST AIRLINES CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30              SEPTEMBER 30
(UNAUDITED, IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)                     1996         1995         1996         1995
---------------------------------------------------------------------------  -----------  -----------  -----------  -----------
OPERATING REVENUES
  Passenger                                                                  $   2,421.1  $   2,237.3  $   6,585.0  $   5,884.5
  Cargo                                                                            187.2        190.1        543.5        558.1
  Other                                                                            126.9        133.6        411.9        440.8
                                                                             -----------  -----------  -----------  -----------
                                                                                 2,735.2      2,561.0      7,540.4      6,883.4
OPERATING EXPENSES
  Salaries, wages and benefits                                                     660.9        612.5      1,953.0      1,790.2
  Stock-based employee compensation                                                 59.2        133.0        244.3        298.8
  Aircraft fuel, oil and taxes                                                     370.9        281.3      1,007.0        792.4
  Commissions                                                                      242.9        239.6        668.4        643.2
  Aircraft maintenance materials and repairs                                       146.0        111.1        391.2        312.3
  Aircraft rentals                                                                  86.4         85.5        258.0        256.2
  Landing fees and other rentals                                                   117.1        123.4        337.8        357.0
  Depreciation and amortization                                                     95.7         89.7        278.7        269.8
  Other                                                                            486.7        459.7      1,423.5      1,341.3
                                                                             -----------  -----------  -----------  -----------
                                                                                 2,265.8      2,135.8      6,561.9      6,061.2
                                                                             -----------  -----------  -----------  -----------
OPERATING INCOME                                                                   469.4        425.2        978.5        822.2
OTHER INCOME (EXPENSE)
  Interest expense, net                                                            (66.0)       (98.6)      (200.2)      (301.9)
  Interest of mandatorily redeemable preferred security holder                      (6.7)          --        (20.6)          --
  Investment income                                                                 17.4         19.2         50.6         49.7
  Foreign currency gain (loss)                                                       1.0         27.8         12.3        (36.8)
  Other                                                                             (4.5)        (6.5)         8.9          4.5
                                                                             -----------  -----------  -----------  -----------
                                                                                   (58.8)       (58.1)      (149.0)      (284.5)
                                                                             -----------  -----------  -----------  -----------
INCOME BEFORE INCOME TAXES                                                         410.6        367.1        829.5        537.7
Income tax expense                                                                 156.7        136.0        319.4        199.2
                                                                             -----------  -----------  -----------  -----------
NET INCOME                                                                         253.9        231.1        510.1        338.5
Preferred stock requirements                                                        (6.2)       (14.8)       (32.4)       (43.9)
Preferred stock transactions                                                        74.5           --         74.5         59.2
                                                                             -----------  -----------  -----------  -----------
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                                 $     322.2  $     216.3  $     552.2  $     353.8
                                                                             -----------  -----------  -----------  -----------
                                                                             -----------  -----------  -----------  -----------
Earnings per common share:
  PRIMARY
    Before effects of preferred stock transactions                           $      2.42  $      2.27  $      4.75  $      3.15
    Preferred stock transactions                                                     .73           --          .74          .64
                                                                             -----------  -----------  -----------  -----------
    Earnings per common share                                                $      3.15  $      2.27  $      5.49  $      3.79
                                                                             -----------  -----------  -----------  -----------
                                                                             -----------  -----------  -----------  -----------
  FULLY DILUTED
    Before effects of preferred stock transactions                           $      2.20  $      2.11  $      4.33  $      2.98
    Preferred stock transactions                                                     .66           --          .67          .59
                                                                             -----------  -----------  -----------  -----------
    Earnings per common share                                                $      2.86  $      2.11  $      5.00  $      3.57
                                                                             -----------  -----------  -----------  -----------
                                                                             -----------  -----------  -----------  -----------
  Average shares used in computation:
    PRIMARY                                                                  102,190,976   95,325,059  100,629,199   93,415,995
    FULLY DILUTED                                                            112,611,458  103,344,176  110,474,048  100,853,323

SEE ACCOMPANYING NOTES.

                        NORTHWEST AIRLINES CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                         SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
(UNAUDITED, IN MILLIONS)                     1996           1995           1995
---------------------------------------  ------------   ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                $  727.8      $   850.9      $ 1,161.3
  Short-term investments                      345.3          260.7          297.8
  Accounts receivable, net                    739.2          700.3          808.3
  Flight equipment spare parts, net           255.3          268.0          247.1
  Prepaid expenses and other                  338.3          258.3          281.0
                                         ------------   ------------   ------------
                                            2,405.9        2,338.2        2,795.5

PROPERTY AND EQUIPMENT
  Flight equipment, net                     3,549.8        3,097.2        3,056.0
  Other property and equipment, net           941.6          982.2          999.8
                                         ------------   ------------   ------------
                                            4,491.4        4,079.4        4,055.8
FLIGHT EQUIPMENT UNDER CAPITAL LEASES,
  NET                                         681.9          710.1          719.4

OTHER ASSETS
  International routes, net                   757.4          775.7          781.7
  Investments in affiliated companies
   and other                                  505.0          508.9          428.3
                                         ------------   ------------   ------------
                                            1,262.4        1,284.6        1,210.0
                                         ------------   ------------   ------------
                                           $8,841.6      $ 8,412.3      $ 8,780.7
                                         ------------   ------------   ------------
                                         ------------   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Air traffic liability                    $1,088.8      $   888.4      $   984.5
  Accounts payable and other
   liabilities                              1,532.6        1,540.3        1,523.1
  Current maturities of long-term debt
   and capital lease obligations              124.9          391.8          479.8
  Short-term notes payable                    385.9           20.1           35.2
                                         ------------   ------------   ------------
                                            3,132.2        2,840.6        3,022.6

LONG-TERM DEBT                              1,830.7        2,137.4        3,294.9

LONG-TERM OBLIGATIONS UNDER CAPITAL
  LEASES                                      732.0          779.1          794.2

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                       944.1          772.5          865.1
  Pension and postretirement benefits         786.4          831.1          408.5
  Other                                       340.8          306.5          329.4
                                         ------------   ------------   ------------
                                            2,071.3        1,910.1        1,603.0

MANDATORILY REDEEMABLE PREFERRED
  SECURITY OF SUBSIDIARY WHICH HOLDS
  SOLELY NON-RECOURSE OBLIGATION OF
  COMPANY                                     567.2          618.4             --

REDEEMABLE PREFERRED STOCK                    596.7          945.5          864.0

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                  1.0             .9             .9
  Additional paid-in capital                1,145.5          970.7          854.2
  Accumulated deficit                        (965.9)      (1,517.8)      (1,557.1)
  Other                                      (269.1)        (272.6)         (96.0)
                                         ------------   ------------   ------------
                                              (88.5)        (818.8)        (798.0)
                                         ------------   ------------   ------------
                                           $8,841.6      $ 8,412.3      $ 8,780.7
                                         ------------   ------------   ------------
                                         ------------   ------------   ------------

SEE ACCOMPANYING NOTES.

                        NORTHWEST AIRLINES CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
(UNAUDITED, IN MILLIONS)                                    1996       1995
--------------------------------------------------------  ---------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 1,205.4  $1,102.1

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (1,063.4)   (348.1)
  Net (increase) decrease in short-term investments           (82.2)    300.4
  Other, net                                                    7.1      (0.2)
                                                          ---------  --------
    Net cash used in investing activities                  (1,138.5)    (47.9)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale and leaseback transactions               350.0        --
  Payments of long-term debt and capital lease
   obligations                                               (521.1)   (364.4)
  Other, net                                                  (18.9)      3.5
                                                          ---------  --------
    Net cash used in financing activities                    (190.0)   (360.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (123.1)    693.3
Cash and cash equivalents at beginning of period              850.9     468.0
                                                          ---------  --------
Cash and cash equivalents at end of period                $   727.8  $1,161.3
                                                          ---------  --------
                                                          ---------  --------
Cash and cash equivalents and unrestricted short-term
  investments at end of period                            $   961.8  $1,356.1
                                                          ---------  --------
                                                          ---------  --------
Borrowing capacity under revolving credit facility        $   237.2  $  276.2
                                                          ---------  --------
                                                          ---------  --------


SEE ACCOMPANYING NOTES.

                        NORTHWEST AIRLINES CORPORATION
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

4. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", in February 1996 the Company entered into agreements providing for the purchase and financing of 20 Airbus A320 aircraft as well as the rescheduling of certain Airbus A330 aircraft deliveries. The Company has substitution rights with respect to the A330 aircraft. This transaction also included the rescheduling of existing debt to beyond 2000 at lower interest rates.

5. At September 30, 1996, the Company had no revolving credit facility borrowings outstanding under its unsecured Credit Agreement. The $237.2 million in borrowing capacity under such facility along with $961.8 million of cash, cash equivalents and unrestricted short-term investments provided the Company with $1.20 billion of available liquidity at September 30, 1996. In May 1996, the Company used $50 million of existing funds to prepay a portion of its floating rate term loan under the Credit Agreement and increased the revolving credit facility by the same amount. In July 1996, the Company used $125 million of existing funds to prepay an additional portion of this floating rate term loan.

     In October 1996, the Credit Agreement was amended (i) to increase the floating rate term loan thereunder from $125 million to $150 million and extend its final maturity to 2002 and (ii) to increase the revolving credit facility from $250 million to $500 million and extend the expiration date of the facility to October 2001. Scheduled maturities of long-term debt subsequent to September 30, 1996, adjusted to give effect to the amended Credit Agreement and excluding short-term notes payable, are $14.1 million in 1996, $68.7 million in 1997, $89.0 million in 1998, $220.2 million in
     1999 and $110.5 million in 2000.

6. In June 1996, $524.5 million of equipment trust pass through certificates were issued in connection with the refinancing of the lessors' bridge indebtedness associated with 11 leveraged operating leases relating to two B747 aircraft and nine B757 aircraft leased to the Company. The proceeds related to the issuance of the equipment trust pass through certificates were used to repay such indebtedness of the lessors.

7. In June 1996, the Company and KLM Royal Dutch Airlines ("KLM") entered into an agreement pursuant to which the Company agreed to acquire 3,691.2 shares of its Series A Preferred Stock and 2,962.8 shares of its Series B Preferred Stock held by KLM. On July 1, 1996, the Series A shares were acquired by the Company in exchange for a $227 million unsecured promissory note payable December 30, 1996. On July 26, 1996, the Series B shares were acquired by the Company in exchange for a $152 million unsecured promissory note payable June 13, 1997. The Company reported a one-time increase to net income applicable to common stockholders of $74.5 million in the third quarter of 1996 and annual earnings-per-share will benefit by approximately $0.12 until the date on which the stock would have become subject to mandatory redemption.

8. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data is presented for Northwest Airlines, Inc.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30        SEPTEMBER 30
                                         ------------------  ------------------
    (UNAUDITED, IN MILLIONS)               1996      1995      1996      1995
    -----------------------------------  --------  --------  --------  --------
    Operating revenues                   $2,688.2  $2,499.3  $7,354.9  $6,654.5
    Operating expenses                    2,227.5   2,084.1   6,411.6   5,866.3
                                         --------  --------  --------  --------
    Operating income                        460.7     415.2     943.3     788.2
    Other income (expense)                  (56.2)    (48.2)   (145.3)   (254.5)
                                         --------  --------  --------  --------
    Income before income taxes              404.5     367.0     798.0     533.7
    Income tax expense                      149.6     137.0     297.7     209.4
                                         --------  --------  --------  --------
    Net income                           $  254.9  $  230.0  $  500.3  $  324.3
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------

     CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                         SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
    (UNAUDITED, IN MILLIONS)                 1996           1995           1995
    -----------------------------------  ------------   ------------   ------------
    Current assets                         $1,864.8       $1,861.1       $2,303.2
    Noncurrent assets                       5,829.8        5,460.9        5,344.4
    Current liabilities                     2,681.5        2,535.6        2,695.7
    Long-term debt and obligations
     under capital leases                   2,040.0        2,351.8        3,524.3
    Deferred credits and other
     liabilities                            1,256.3        1,277.3          881.3
    Mandatorily redeemable preferred
     security of subsidiary                   567.2          618.4             --

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

For the quarter ended September 30, 1996, the Company reported unaudited net income of $253.9 million and operating income of $469.4 million. Primary earnings per common share were $3.15 ($2.86 fully diluted), an improvement of $.88 ($.75 fully diluted). The earnings per share improvement includes the effect of a $74.5 million ($.66 per share for fully diluted earnings per share) increase in net income applicable to common stockholders resulting from the July 1996 acquisition of the Company's preferred stock previously held by KLM. Cash, cash equivalents and unrestricted short-term investments were $961.8 million at September 30, 1996. Additionally, at September 30, 1996, the Company had available $237.2 million in borrowing capacity under its revolving credit facility providing total available liquidity of $1.20 billion. During the nine months ended September 30, 1996, the Company reduced its long-term debt by $306.7 million, including $205 million of payments prior to maturity.

Information with respect to the Company's operating statistics follows:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30                    SEPTEMBER 30
                                                    ------------------      %       ------------------      %
                                                      1996      1995       CHG.       1996      1995       CHG.
                                                    --------  --------  ----------  --------  --------  ----------
Scheduled service:
  Available seat miles (ASM) (millions)             25,142.0  23,170.5   8.5        70,787.6  65,441.7   8.2
  Revenue passenger miles (millions)                19,311.1  17,773.0   8.7        52,449.1  47,444.0  10.5
  Passenger load factor (percent)                       76.8      76.7   0.1 pts.       74.1      72.5   1.6 pts.
  Revenue passengers (thousands)                      14,368    13,486   6.5          39,959    37,200   7.4
  Revenue yield per passenger mile (cents)             12.54     12.59  (0.4)          12.55     12.40   1.2
  Passenger revenue per scheduled ASM (cents)           9.63      9.66  (0.3)           9.30      8.99   3.4

Operating revenue per total ASM (cents)(1)             10.30     10.31  (0.1)           9.99      9.69   3.1
Operating expense per total ASM (cents)(1)              8.47      8.58  (1.3)           8.66      8.55   1.3
Operating expense excluding stock-based
  compensation per total ASM (cents) (1)                8.24      8.01   2.9            8.31      8.10   2.6

Cargo ton miles (millions)                             581.8     565.4   2.9         1,624.1   1,644.4  (1.2)
Fuel gallons consumed (millions)                       519.5     488.3   6.4         1,463.4   1,379.6   6.1
Average fuel cost per gallon (cents)                   67.30     55.17  22.0           64.28     54.96  17.0
Number of operating aircraft at end of period                                            399       375   6.4
Full-time equivalent employees at end of period                                       46,942    44,860   4.6

------------------------
(1) Excludes the estimated revenues or expenses related to the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.


RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Operating income increased $44.2 million to $469.4 million. The improvement was largely due to a $183.8 million increase in passenger revenues and a $73.8 million decrease in stock-based employee compensation which were offset by an increase in aircraft fuel and related taxes of $89.6 million, an increase in salaries, wages and benefits of $48.4 million, and an increase in aircraft maintenance of $34.9 million. Operating margin increased 0.6 points from 16.6% to 17.2%.

OPERATING REVENUES. Operating revenues were $2.74 billion, an improvement of $174.2 million (6.8%). System passenger revenues (which represented 88.5% of total operating revenues) increased $183.8 million (8.2%). The increase was primarily attributable to an 8.5% increase in scheduled service ASMs.

Domestic passenger revenue increased $148.3 million (10.8%) to $1.52 billion. The 7.3% increase in scheduled service ASMs resulting primarily from the addition of DC9-30, DC10-30 and B757 aircraft, which allowed the Company to increase frequencies to 23 cities and enter eight new markets, and a 3.9% increase in yield were the primary causes of the improved performance. Passenger revenues were favorably impacted by the lapsed federal taxes on airline tickets and international departures. See "Other Information - U.S. TRANSPORTATION TAX". Pacific passenger revenue decreased by $11.5 million (1.6%) to $687.2 million despite an 8.7% increase in scheduled service ASMs resulting primarily from new service to Beijing, China and additional trans-Pacific frequencies due to higher utilization of existing aircraft. The impact of the increase in scheduled service ASMs was offset by a 9.9% decrease in yield. The Pacific yield decrease is attributable to a weaker Japanese yen. The average yen per U.S. dollar exchange rate for the three months ended September 30, 1996 and 1995 was 109 and 90, respectively. Transatlantic passenger revenue increased $46.9 million (27.6%) to $217.1 million due to an 8.6% increase in yield and a 16.3% increase in scheduled service ASMs primarily as a result of the addition of Amsterdam service from Detroit, Washington D.C. and New York City.

OPERATING EXPENSES. Operating expenses increased $130.0 million. While operating capacity increased 8.5% to 25.2 billion total service ASMs, operating expense per total service ASM decreased 1.3%. Excluding stock-based compensation in both periods, operating expense per ASM increased 2.9% to 8.24 cents largely related to higher fuel prices and increased maintenance costs. Salaries, wages and benefits expense increased $48.4 million (7.9%) due in part to an increase in average full-time equivalent employees of 4.7% which was attributable to the increased flying of 8.5% and increased traffic of 6.5%. Additionally, included in the increased salaries, wages and benefits expense is a $12.9 million unfavorable impact of pension expense due to a lower pension discount rate. Non-cash stock-based employee compensation expense is a function of shares earned by employees and the period-ending common stock price. The stock-based compensation expense decreased to $59.2 million from $133.0 million for the third quarter of 1995. The period-ending common stock prices were $35.375 per share at September 30, 1996 and $42.50 at September 30, 1995. The expense for the third quarter includes the revaluation of the value of stock earned by employees in the first and second quarters. Aircraft fuel and related taxes increased $89.6 million (31.9%). A 22.0% increase in average fuel cost per gallon and an excise tax increase which was effective October 1995 caused $73.8 million of the increase with the balance attributable to increased flying. Aircraft maintenance materials and repairs increased $34.9 million (31.4%) due to a number of factors including the timing of maintenance activities, increased flying and higher engine overhaul costs. Other expenses grew $27.0 million (5.9%) largely due to timing of advertising and promotional expenses, increased selling and marketing fees, communication expenses and claims, somewhat offset by decreased passenger charter expenses.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $32.6 million (33.1%) primarily due to the retirement of debt prior to scheduled maturity and the restructuring of the Company's financing arrangement related to certain property in Japan described in Notes C and E to Consolidated Financial Statements in the Annual Report. The foreign currency gain for the three months ended September 30, 1996 was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. The foreign currency gain for the three months ended September 30, 1995 was attributable to a $8.7 million gain on remeasurement of foreign currency-denominated assets and liabilities and a $19.1 million gain on Japanese yen collar option contracts. Other expense for the three months ended September 30, 1996 includes a payment of $10.9 million made pursuant to the proposed travel agency settlement agreement - see "LEGAL PROCEEDINGS".

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Operating income increased $156.3 million (19.0%) to $978.5 million. The improvement was largely due to a $700.5 million increase in passenger revenues offset by an increase in operating expenses of $500.7 million. Operating revenue per total ASM increased 3.1% from 9.69 cents to 9.99 cents. Operating margin increased 1.1 points from 11.9% to 13.0%.

OPERATING REVENUES. Operating revenues were $7.54 billion, an improvement of $657.0 million (9.5%). System passenger revenues (which represented 87.3% of total operating revenues) increased $700.5 million (11.9%). The increase was attributable to an 8.2% increase in scheduled service ASMs, a 2.2% increase (1.6 points) in passenger load factor and a 1.2% increase in system yield.

Domestic passenger revenue increased $500.0 million (13.0%) to $4.33 billion. The increase was due to a 6.6% increase in scheduled service ASMs and a 5.3% increase in yield. Revenues were also favorably impacted by the lapsed federal taxes. See "Other Information - U.S. TRANSPORTATION TAX". Pacific passenger revenue increased by $84.3 million (5.1%) to $1.75 billion due to a 9.1% increase in scheduled service ASMs and a 4.5% increase (3.4 points) in passenger load factor, offset somewhat by a 7.7% decrease in yield. The Pacific yield decrease is attributable to a weaker Japanese yen. Transatlantic passenger revenue increased $116.2 million (29.9%) to $505.2 million due primarily to a 16.1% increase in scheduled service ASMs and a 9.1% increase in yield.

OPERATING EXPENSES. Operating expenses increased $500.7 million. While operating capacity increased 8.2% to 70.8 billion total service ASMs, operating expense per total service ASM increased 1.3%. Operating expense per total ASM excluding stock-based compensation increased 2.6% to 8.31 cents largely related to higher fuel prices and increased maintenance costs. Salaries, wages and benefits expense increased $162.8 million (9.1%) due in part to an increase in average full-time equivalent employees of 4.7% which was attributable to the increased flying of 8.2% and increased traffic of 7.4%. Additionally, included in the increased salaries, wages and benefits expense was a $53.6 million unfavorable impact of pension expense due to a lower pension discount rate. Non-cash stock-based employee compensation expense was $244.3 million, compared to $298.8 million, a decrease of $54.5 million (18.2%). Aircraft fuel and related taxes increased 27.1% from $792.4 million to $1.01 billion. A 17.0% increase in average fuel cost per gallon and an excise tax increase which was effective October 1995 caused $168.8 million of the increase with the balance attributable to increased flying. Aircraft maintenance materials and repairs increased $78.9 million (25.3%) due to a number of factors including the timing of maintenance activities, increased flying activity, higher engine overhaul costs and the impact of a favorable vendor settlement in 1995. Other expenses grew $82.2 million (6.1%) largely due to increased costs for outside services, advertising and promotional expenses, communication expense, selling and marketing fees, personnel expense and supplies expense.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $101.7 million (33.7%) primarily due to the retirement of debt prior to scheduled maturity and the restructuring of the Company's financing arrangement related to certain property in Japan. The foreign currency gain for the nine months ended September 30, 1996 was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Foreign currency loss for the nine months ended September 30, 1995 was attributable to a $26.4 million loss on balance sheet remeasurement of foreign currency-denominated assets and liabilities and a $10.4 million charge related to Japanese yen collar option contracts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1996 was $1.21 billion, a $103.3 million increase compared with the nine months ended September 30, 1995. Investing activities in 1996 pertain primarily to property and equipment additions. The acquisition of 17 DC-9 aircraft, 13 B757 aircraft, seven B727 aircraft, three DC-10 aircraft, two B747 aircraft, one MD-80 aircraft and the refurbishment of DC-9 aircraft account for the majority of the $1.06 billion of property additions in 1996. Investing activities in 1995 include primarily aircraft capital expenditures and net proceeds from short-term investment transactions. Financing activities in 1996 pertain primarily to the sale and leaseback of seven of the thirteen B757-200 aircraft and the payment of debt and capital lease obligations including the prepayments of $175 million of the floating rate term loan and $30 million of floating rate term certificates. Financing activities in 1995 pertain primarily to the payments of long-term debt and capital lease obligations.

In February 1996, the Company entered into agreements providing for the purchase and financing of 20 Airbus A320 aircraft (thirteen in 1998 and seven in 1999) as well as the rescheduling of 16 Airbus A330 aircraft deliveries to eight in each of 2004 and 2005. The Company has substitution rights with respect to the A330 aircraft. Additionally, this transaction included the rescheduling of $456.9 million of existing debt to beyond 2000 at lower interest rates. In September 1996, the Company exercised its right to delay delivery from 1998 to 2002 of two Boeing 747-400 aircraft and is scheduled to take delivery of two 747-400 aircraft in 1999 with an option to defer delivery until 2003.

In October 1996, the Company amended an existing credit facility pursuant to which the lenders have agreed to provide up to $240 million of interim debt financing for up to six B757 aircraft delivered in 1996 and/or the Airbus A320 aircraft to be delivered in 1998 and 1999. This amended facility expires in October 1999 and loans thereunder have a final maturity not later than October 2016.

See also Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the purchase by the Company of certain shares of the Company's Series A and Series B Preferred Stock held by KLM.

OTHER INFORMATION

LABOR AGREEMENTS. Pursuant to amended labor agreements which provide for wage and other cost reductions aggregating approximately $886 million over a 39 month period (the "Wage Savings Period") which commenced August 1993, the Company has agreed to issue common and preferred stock to employees. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C of the Notes to Consolidated Financial Statements in the Annual Report contain additional discussion of the labor cost savings agreements, stock to be issued to employees and the related accounting treatment. The fifth installment of shares issuable to the employee trusts, consisting of 2,555,757 shares of Series C Preferred Stock, 4,215,409 shares of Class A Common Stock and 536,880 shares of Class B Common Stock, was made on March 1, 1996.

The Wage Savings Period ended on July 31, 1996 for flight attendants, September 30, 1996 for mechanics, ground personnel and management and October 30, 1996 for pilots. At the end of the Wage Savings Period, salaries and wages, which are subject to amendable contracts, are estimated to increase by approximately $280 million on an annualized basis and the financial reporting recognition of stock-based employee compensation expense will cease.

FOREIGN CURRENCY. The Company's yen-denominated revenues exceed its yen-denominated expenses by approximately 60 billion yen per year and its yen-denominated liabilities exceed its yen-denominated assets. In general, as the Japanese yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted and a nonoperating foreign currency loss (gain) is recognized due to the remeasurement of net yen liabilities. In recent periods the yen has weakened as the yen exchange rate has changed from 100 yen to $1 at September 30, 1995 to 103 yen to $1 at December 31, 1995 to 111 yen to $1 at September 30, 1996.

U.S. TRANSPORTATION TAX. The U.S. 10% passenger ticket tax applicable to domestic travel, the 6.25% domestic cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Consequently, the Company ceased collecting these taxes on January 1, 1996. Legislation reauthorizing these taxes for travel through December 31, 1996 went into effect for tickets sold subsequent to August 27, 1996. The impact on future operating income of such reinstatement is uncertain.

USE OF FINANCIAL INSTRUMENTS. In order to mitigate its exposure to foreign exchange rate fluctuations, from time to time the Company uses a collar option strategy to hedge its anticipated yen-denominated net cash flows. At September 30, 1996, the Company had hedged, using collar options approximately 80% of its remaining 1996 anticipated yen-denominated net cash inflows (14.4 billion yen) and has no material unrealized gains or losses. In the ordinary course of business, the Company manages the price risk of fuel costs utilizing both regulated exchange traded futures contracts and fuel swap agreements. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of September 30, 1996, the Company had no material hedges for future fuel requirements.

FULLY DISTRIBUTED EARNINGS PER SHARE. The effect of the accounting for stock-based compensation on the Company's operating results and earnings per share may make it difficult to compare its earnings with other companies. Accordingly, management believes that a "fully distributed" earnings per share calculation, which excludes stock-based compensation and the unfavorable proforma impact of the expiration of the labor cost savings and includes all the shares to be issued to its employees, provides an appropriate supplemental measurement of the Company's performance. On a fully distributed basis, the Company's net earnings applicable to common stockholders would have been $359.8 million ($3.15 per share) and $706.2 million ($6.19 per share) for the three and nine months ended September 30, 1996, respectively, an improvement of $58.1 million ($0.51 per share) and $158.8 million ($1.39 per share) over the corresponding periods in 1995. The fully distributed earnings per share for the three and nine months ended September 30, 1996 includes the effect of a $.65 per share one-time increase resulting from the July 1996 acquisition of the Company's preferred stock previously held by KLM. The fully distributed earnings per share for the nine months ended September 30, 1995 includes the effect of a $.52 per share increase resulting from the January 1995 exchange of the Company's preferred stock for common stock.

MESABA REGIONAL JET AGREEMENT. In October 1996, the Company entered into an agreement with Mesaba Aviation, Inc. ("Mesaba"), under which Mesaba will operate 12 Avro Regional Jet aircraft as a new Northwest regional jet service. The Company will acquire or lease the regional jets from Aero International (Regional) or an affiliate for sublease to Mesaba. The new aircraft are scheduled for delivery beginning in April 1997 at the rate of one per month.

DETROIT MIDFIELD TERMINAL. In October 1996, the Company and Wayne County, Michigan (the "County") entered into an agreement pursuant to which, subject to the satisfaction of certain conditions set forth in the agreement, the Company will manage and supervise the design and construction of a $700 million midfield terminal at Detroit Metropolitan Wayne County Airport. The new midfield terminal is scheduled to be completed in 2001 (subject to extensions of such date under certain circumstances) and will be funded from federal and State of Michigan grants and existing passenger facility charges and through the County's issuance of airport bonds payable primarily from future passenger facility charges. The Company and the County have entered into agreements pursuant to which the Company will lease space in the new terminal for a term of 30 years from the date the terminal opens.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to Item 3, "Legal Proceedings" included in the Annual Report and Part II, Item 1, "Legal Proceedings" included in the Company's Form 10-Q for the quarter ended June 30, 1996.

IN RE: TRAVEL AGENCY COMMISSION ANTITRUST LITIGATION (U.S.D.C. District of Minnesota, Multi-District Litigation Docket No. 1058). On September 3, 1996, an agreement in principle to settle the antitrust class litigation between a class of travel agency plaintiffs and American Airlines, Inc., Delta Airlines, Inc., United Airlines, Inc. and the Company was reached. Under the settlement agreement, the Company agreed to pay $10.9 million of the $72 million aggregate settlement payment to be made by the four airlines. (Separate settlement agreements were reached by the plaintiffs with Continental Airlines, Inc., USAir Inc. and Trans World Airlines, Inc. The aggregate amount of all settlement payments is approximately $86 million.) In agreeing to settle the case, the Company vigorously denied any wrongdoing and agreed to settle the litigation solely to avoid the uncertainty and expense and diversion of management time and effort associated with a protracted trial. On September 9, 1996, the Court preliminarily approved the settlement agreement and scheduled a hearing on final approval of the settlement for November 15, 1996.

In the ordinary course of its business the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. Although the ultimate outcome of these other matters (including those described in the Annual Report) cannot be predicted with certainty and could have a material adverse effect on the Company's consolidated financial condition, liquidity and operating results if resolved unfavorably, the Company believes that the outcome of these actions will not have any such material adverse effect.


ITEM 6.   EXHIBITS

     (a)  EXHIBITS:
          Exhibit 10.1 - Amendatory Agreement between The Charter County of
                         Wayne, Michigan and Northwest Airlines, Inc. dated as of October 8, 1996
          Exhibit 10.2 - First Amended and Restated Airport Agreement between
                         The Charter County of Wayne, Michigan and Northwest Airlines, Inc. dated as of October 10, 1996
          Exhibit 10.3 - Second Amended and Restated Airport Agreement between
                         The Charter County of Wayne, Michigan and Northwest Airlines, Inc. dated as of October 10, 1996
          Exhibit 10.4 - Amendment No. 5 to A330 Purchase Agreement among AVSA,
                         S.A.R.L. and Northwest Aircraft Inc. (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit.)
          Exhibit 10.5 - 1994 Northwest Airlines Corporation Stock Incentive
                         Plan, as amended
          Exhibit 11.1 - Computation of Primary Earnings per Common Share.
          Exhibit 11.2 - Computation of Fully Diluted Earnings per Common Share.
          Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges.
          Exhibit 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                         Preferred Stock Requirements.
          Exhibit 27.1 - Financial Data Schedule.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  Northwest Airlines Corporation


     Dated:  November 12, 1996              By: /s/ Mark W. Osterberg
                                                ------------------------------
                                                Mark W. Osterberg
                                                Vice President and
                                                Chief Accounting Officer


EXHIBIT INDEX


     EXHIBIT NO.              DESCRIPTION

      10.1 Amendatory Agreement between The Charter County of Wayne, Michigan and Northwest Airlines, Inc. dated as of October 8, 1996.

      10.2 First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest Airlines, Inc. dated as of October 10, 1996.

      10.3 Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest Airlines, Inc. dated as of October 10, 1996.

      10.4 Amendment No. 5 to A330 Purchase Agreement among AVSA, S.A.R.L. and Northwest Aircraft Inc. (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit.)

      10.5 1994 Northwest Airlines Corporation Stock Incentive Plan, as amended.

      11.1          Computation of Primary Earnings Per Common Share.

      11.2          Computation of Fully Diluted Earnings per Common Share.

      12.1          Computation of Ratio of Earnings to Fixed Charges.

      12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

      27.1          Financial Data Schedule.