Form 10-K
period 1996-12-31
NORTHWEST AIRLINES CORP
filed 1997-03-28
CIK 917678

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT OF 1934
                         Commission file number 0-23642

                         NORTHWEST AIRLINES CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-4205287
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                  2700 LONE OAK PARKWAY, EAGAN, MINNESOTA 55121
                    (Address of principal executive offices)

                                 (612)  726-2111
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                   Name of each exchange on
               Title of each class                      which registered
               -------------------                      ----------------
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE      THE NASDAQ NATIONAL MARKET

         PREFERRED STOCK PURCHASE RIGHTS            THE NASDAQ NATIONAL MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  [ X ]                        No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was $2.0 billion.

 As of February 28, 1997, there were 93,900,681 shares of the registrant's Class A Common Stock and 3,890,175 shares of the registrant's Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part II of this Form 10-K incorporates by reference certain information from the registrant's Form 8-K filed on March 6, 1997. Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 1997.

                                     PART I

Item 1.   BUSINESS

          Northwest Airlines Corporation ("NWAC" and, together with its subsidiaries, the "Company") was incorporated in February 1989 under the laws of the State of Delaware. Northwest Airlines, Inc. ("Northwest"), the principal wholly-owned indirect subsidiary of NWAC, operates the world's fourth largest airline (as measured by 1995 revenue passenger miles ("RPMs")) and is engaged principally in the commercial transportation of passengers and cargo. Northwest's business focuses on the development of a global airline network through the optimization of its domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with hubs at Tokyo and Osaka, and a transatlantic alliance with KLM Royal Dutch Airlines ("KLM") which operates through a hub in Amsterdam. Northwest began operations in 1926.

OPERATIONS AND ROUTE SYSTEMS

          Northwest operates substantial domestic and international route networks and directly serves more than 150 cities in 18 countries on the continents of North America, Asia and Europe. Northwest had more than 52 million enplanements and flew over 68 billion RPMs in 1996.

          The airline industry is both cyclical and seasonal in nature. The demand for air transportation is closely related to general United States ("U.S.") and worldwide economic conditions. Due to seasonal fluctuations, the Company's operating results for any interim period are not necessarily indicative of those for the entire year. The Company's second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

     DOMESTIC SYSTEM

          Operating revenues from Northwest's domestic operations were $6.26 billion in 1996, $5.64 billion in 1995 and $5.23 billion in 1994. Northwest's domestic route authority from the U.S. Department of Transportation (the "DOT") permits it to engage in the interstate and overseas transportation of passengers, freight and mail between all points in the U.S. and its territories and possessions. The domestic system serves 43 states, the District of Columbia, Mexico, Canada and the Caribbean. Northwest operates its domestic system based on the hub-and-spoke strategy. Northwest's hubs at Detroit, Minneapolis/St. Paul and Memphis provide point-to-point and connecting service and feed traffic into Northwest's gateway cities for international service. Northwest operates international flights from its Detroit and Minneapolis/St. Paul hubs as well as from Boston, Seattle, San Francisco, Los Angeles, Honolulu, Chicago, Washington D.C. and New York.

          DETROIT. Northwest and its Northwest Airlink regional partners ("Northwest Airlink") together serve over 115 cities from Detroit. In 1996, Northwest enplaned approximately 68% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 7%. Detroit, which is the seventh largest origination/destination hub in the U.S., is the Company's largest international gateway from the continental U.S., offering non-stop flights to 15 foreign cities, including 17 non-stop flights to Japan per week.

          MINNEAPOLIS/ST. PAUL. Northwest and Northwest Airlink together serve over 130 cities from Minneapolis/St. Paul. In 1996, Northwest enplaned approximately 77% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 4%. Minneapolis/St. Paul is the tenth largest origination/destination hub in the U.S.

          MEMPHIS. Northwest and Northwest Airlink together serve over 85 cities from Memphis. In 1996, Northwest enplaned approximately 59% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 17%.

          MEXICAN/CARIBBEAN/CANADIAN ROUTES. Northwest, together with Northwest Airlink, currently operates service to six cities in Mexico, 14 cities in Canada and five cities in the Caribbean.

     INTERNATIONAL SYSTEM

          Operating revenues from foreign operations were approximately $3.39 billion in 1996, $3.17 billion in 1995 and $2.83 billion in 1994. Northwest operates its international routes pursuant to route certificates issued by the DOT. A substantial portion of Northwest's Pacific route certificates are permanent and do not require renewal by the DOT. Certain other international route certificates are temporary and subject to periodic renewal by the DOT. Northwest requests extensions of these certificates when and as appropriate. The DOT typically renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service.

          PACIFIC. Northwest has served the Pacific market since 1947 and has one of the world's largest Pacific route networks, with over 450 weekly flights. Northwest's Pacific operations are concentrated at its Tokyo hub.

          Northwest provides passenger service between various points in the U.S. and Japan and operates flights between Japan and Korea, Taiwan, Hong Kong, the Philippines, Thailand, Singapore, China and Northern Mariana Islands. Northwest also operates direct flights from Detroit to Seoul, Korea and from Seattle to Hong Kong. At the end of 1996, Northwest was providing seven flights each week to China, including three non-stop flights between Detroit and Beijing, the only regularly scheduled non-stop service from the U.S. to China's capital operated by a U.S. carrier. Northwest also provides extensive service to Osaka and currently operates 42 weekly departures from Osaka.

          Northwest's Japan presence results from the 1952 U.S.-Japan bilateral aviation agreement, which establishes route rights to carry traffic between Japan and as many as 16 U.S. gateway cities and extensive "fifth freedom" rights between Japan and other Asian destinations. Northwest has the largest slot portfolio of any non-Japanese airline at Tokyo's slot-constrained Narita International Airport, with 316 weekly takeoff and landing slots. Northwest uses its route certificate and slot portfolio to operate a network linking eight U.S. gateways and ten Asian and Micronesian destinations via Tokyo. Northwest and United Air Lines, Inc. ("United") are the only U.S. passenger carriers that have fifth freedom rights for Japan.

          ATLANTIC. Northwest and KLM presently operate their transatlantic flights pursuant to a joint venture alliance. Through this alliance, Northwest has expanded its presence in the transatlantic market by operating joint service between 11 U.S. cities and Amsterdam, KLM's hub airport. In September 1992, the U.S. and The Netherlands entered into an "open-skies" bilateral aviation treaty which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Based primarily on the open-entry market created by this treaty and the limited competitive overlap between route systems, Northwest and KLM petitioned the DOT for joint immunity from the U.S. antitrust laws and were granted such immunity in January 1993. Code-sharing has been implemented on flights to 31 European, eight Middle Eastern, five African and 180 U.S. cities. Northwest will begin service to Mumbai and Delhi, India effective June 1, 1997 from Amsterdam. Northwest and KLM also coordinate pricing, scheduling, product development and marketing. Northwest and KLM are parties to a Commercial Cooperation and Integration Agreement which is terminable by either party upon twelve months notice.

OTHER OPERATIONS

          CARGO.   Northwest is the world's tenth largest cargo air carrier
(based on 1995 freight ton miles) and the only U.S. passenger airline to operate its own dedicated Boeing 747 all-cargo freighter fleet. Cargo accounts for almost 8% of the Company's operating revenues, and the majority of its cargo revenues are of Asian origination or destination. Through its Tokyo cargo hub, Northwest serves most major air freight markets between the U.S. and the Pacific market.

          AIRLINK AND OTHER PARTNERSHIPS. Northwest has marketing agreements with two regional carriers: Mesaba Aviation, Inc. and Express Airlines I, Inc. Pursuant to these agreements, the regional carriers operate their flights under the Northwest "NW" code. The primary purpose of these marketing agreements is to provide increased feed traffic at Detroit, Minneapolis/St. Paul and Memphis. On March 22, 1997, the Company entered into a stock purchase agreement to acquire for cash all the outstanding common stock of Express Airlines I, Inc. The transaction is expected to close in April 1997.

          Northwest has additional marketing agreements with Horizon Air, Trans States Airlines, Inc., America West Airlines, Inc. and Alaska Airlines for code-sharing on some of these carriers' routes in the western U.S. The Company also has code-sharing agreements with Mahalo Air, Hawaiian Airlines, Asiana Airlines and Pacific Island Aviation. The primary purpose of the arrangements with these airlines (which operate their routes under their own names) is to feed Northwest's Pacific route network and maintain a presence in certain markets that Northwest does not directly serve. Northwest also has marketing agreements with Business Express Airlines for code-sharing in the Boston area to feed its domestic and transatlantic route network and with Eurowings and Air UK, which further enhances Northwest's service to Europe.

OTHER ACTIVITIES

          NORTHWEST AEROSPACE TRAINING CORPORATION. Northwest Aerospace Training Corporation ("NATCO") provides training and aircraft simulation services to pilots for Northwest, other airlines, governments and corporations. The NATCO training facility is among the world's largest aircraft simulation facilities, with 27 full-flight simulators and training devices. In 1996, 40% of NATCO's revenues came from third parties. NATCO's customer base includes both domestic and international airlines.

          MLT INC. MLT Inc. ("MLT") is among the largest vacation wholesale companies in the U.S. In addition to its MLT Vacations charter program, MLT markets and supports Northwest's WorldVacation packages and offers leisure fares to several domestic and international destinations, primarily on Northwest.

          NORTHWEST PARS, INC. Northwest PARS, Inc. holds a 32% limited partnership interest in WORLDSPAN. WORLDSPAN operates and markets a computer reservations and passenger processing system ("CRS") for the travel industry. Delta Air Lines, Inc. ("Delta"), Trans World Airlines, Inc. ("TWA") and ABACUS Distributions Systems Pte Ltd own 38%, 25% and 5% of WORLDSPAN, respectively.

COMPETITION

          Since the passage of the Airline Deregulation Act of 1978, the airline industry has been characterized by strong competition and industry consolidation. A number of airlines have filed for bankruptcy and/or ceased operations. Airlines offer discount fares, a wide range of schedules, frequent flyer mileage programs and ground and in-flight services as competitive tools to attract passengers and increase market share. Because of the relative ease with which U.S. carriers can enter new markets, Northwest's domestic service is subject to potential increases in competition from other air carriers, the extent and effect of which cannot be predicted.

          The airline industry is subject to substantial price competition as U.S. airlines are free to determine domestic pricing policies without government regulation. Price competition has accelerated the efforts of airline management to reduce costs and improve productivity. Northwest's pricing decisions are influenced by, among other things, competition from other airlines. Northwest utilizes yield management programs that are designed to manage the number of discount seats offered on each flight in an effort to maximize revenues. Northwest expects to continue periodic discount fare programs in order to attract discretionary customers who might not otherwise travel at normal fare levels. International fares are subject to the jurisdiction of the governments of the foreign countries being served and the DOT. However, the Company generally has substantial discretion with respect to its international pricing policies.

          Northwest has developed strategies that are designed to utilize the Company's strategic assets to its competitive advantage. These strategies focus on providing consistently convenient and reliable service, including superior on-time performance. In addition, the Company's frequent flyer program, targeted fare promotions and customer service improvements are designed to maintain and improve its competitive position.

WORLDSPAN COMPUTER RESERVATION SYSTEM

          The large majority of travel agencies in the U.S. obtain their airline travel information through access to a CRS. A CRS, which is typically owned or operated by an airline or airlines, is used by travel agents to make airline, hotel and car reservations and to issue airline tickets. Northwest's presence through WORLDSPAN in the CRS market gives it a voice in the distribution of its airline product. Based on the number of passenger segments sold and the number of agency locations, WORLDSPAN ranks third in market share among travel agents in the U.S. WORLDSPAN is subject to CRS regulations promulgated by the DOT and the European Economic Community.

MARKETING

          Consistent with the experience of other carriers, approximately 84% of ticket sales for travel on Northwest are sold by travel agents. Travel agents generally receive commissions on sales of tickets. Airlines often pay additional commissions in connection with special revenue programs.

          In January 1996, Northwest introduced electronic ticketing for its flights between Minneapolis/St. Paul and Chicago's O'Hare Airport. During 1996, Northwest's entire U.S. and Canadian route system became "E-ticket capable".

          Also during 1996, Northwest began offering CyberSaver fares via its site on the World Wide Web (www.nwa.com). These fares offer travelers the opportunity to realize deep discounts for weekend travel on selected domestic routes. Northwest has allowed customers to make direct bookings on a third-party web site and, beginning in March 1997, began offering direct booking from its own web site.

FREQUENT FLYER PROGRAM

          Northwest operates a frequent flyer marketing program known as "WORLDPERKS" under which mileage credits are earned by flying on Northwest or participating airlines and by using the services of participating bank credit cards, hotels and car rental firms. Northwest sells mileage credits to the other companies participating in the program. The program was designed to retain and increase the business of frequent travelers by offering incentives for their continued patronage.

          The WORLDPERKS program is based on a mileage banking system (pursuant to which miles earned are accumulated in an account for each member). Mileage credits can be redeemed for free or upgraded travel on Northwest and other participating airlines or for other travel industry awards. Additional features include the use of seasonal awards based on peak/off-peak period travel and a two-tier award structure.

          Northwest accounts for its frequent flyer obligation on the accrual basis using the incremental cost method. Northwest includes food and beverage, fuel, insurance, security, miscellaneous claims and WORLDPERKS service center expense in its incremental cost calculation. The incremental costs do not include any contribution to overhead or profit. Food, beverage and other costs are based on average cost per passenger for the current twelve-month period. The incremental fuel unit cost per passenger is based on engineering formulas that determine the average fuel cost per pound carried. Average year-to-date fuel price and estimated average weight of each added onboard passenger and luggage are factored into the incremental cost computation and converted to a rate per passenger per award.

          The number of estimated travel awards outstanding at December 31, 1996, 1995 and 1994 was approximately 4,536,000, 3,853,000 and 4,186,000 awards, respectively (data for December 31, 1996 and 1995 is based on an average of 23,900 miles per award, instead of the previous 20,000 miles per award). Northwest estimated its recorded liability based on 3,642,000, 3,001,000 and 3,380,000 of these awards, respectively. The estimated liability excludes accounts that have never attained the lowest travel award level and awards that are expected to be redeemed for upgrades or are not expected to be redeemed at all, and includes an estimate for partially earned awards on accounts that previously earned an award. The number of estimated travel awards used for travel on Northwest during the years ended December 31, 1996, 1995 and 1994 was approximately 1,025,000, 1,213,000 and 1,255,000, respectively. These awards represented an estimated 5.5%, 6.0% and 6.5% of Northwest's total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WORLDPERKS award usage to revenue passenger miles, the Company's ability to manage frequent flyer inventory through seat allocations and blackout dates, and program incentives to travel during off-peak periods.

AIRCRAFT FUEL

          Northwest's worldwide aircraft fuel requirements are met by approximately 50 different suppliers. Northwest has contracts with these suppliers, the terms of which vary as to price, payment terms, quantities and duration. Northwest also makes purchases of fuel based on price and availability. In order to provide a measure of control over price and supply, Northwest trades and ships fuel and maintains fuel storage facilities to support its flight operations. Petroleum product prices, including jet fuel, are primarily driven by crude oil costs. The market's alternate uses of crude oil to produce petroleum products other than jet fuel (e.g., heating oil and gasoline) as well as the adequacy of refining capacity and other supply constraints affect the price and availability of jet fuel. Major changes in the price or availability of fuel could materially affect the financial results of the Company. A one cent change in the cost per gallon of fuel (based on 1996 consumption) would impact operating expense by approximately $1.6 million per month.

          The following table summarizes Northwest's fuel consumption and costs for the years ended December 31, 1996, 1995 and 1994:

                                                    Years Ended December 31
                                                -------------------------------
                                                  1996         1995       1994
                                                --------    --------   --------
          Gallons consumed (in millions) . . .    1,945       1,846      1,793
          Total costs (in millions) (1). . . .  $ 1,307     $ 1,027    $ 1,008
          Average cost per gallon (cents). . .    67.21       55.66      56.23
          Percentage of operating expenses . .     14.8%       12.6%      13.4%

          ----------
          (1)  Excludes taxes and into-plane fees.


REGULATION

          GENERAL. Four of the nation's airports, Chicago's O'Hare, New York's LaGuardia and Kennedy International and Washington's National airports, have been designated by the Federal Aviation Administration (the "FAA") as "high density traffic airports", and the number of take offs and landings at such airports ("slots") have been limited during certain peak demand time periods. Currently the FAA permits the buying, selling, trading or leasing of these slots, subject to certain restrictions. The DOT has the authority to regulate deceptive and unfair competitive practices and maintains jurisdiction over international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability and CRSs.

          With respect to foreign air transportation, the DOT must approve agreements between air carriers, including code-sharing agreements, and may grant antitrust immunity for those agreements. The DOT must also approve the transfer between U.S. carriers of international route certificates. Northwest's rights to operate to foreign countries, including Japan and other countries in the Pacific, are governed by aviation agreements between the U.S. and the respective foreign countries. Many aviation agreements permit an unlimited number of carriers to operate between the U.S. and the respective foreign country, while other aviation agreements limit the number of carriers and flights on a given international route. From time to time, the U.S. or its foreign country counterpart may seek to renegotiate or cancel an aviation agreement. In the event an aviation agreement is amended or canceled, such a change could adversely affect Northwest's ability to maintain and/or expand air service to the foreign country.

          Operations to and from foreign countries are subject to the applicable laws and regulations of those countries. There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo and Osaka. Additionally, slots for international flights are subject to certain restrictions on use and transfer.

          LABOR. The Railway Labor Act ("RLA") governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur. Pursuant to the RLA, Northwest has collective bargaining agreements with six domestic unions representing 11 separate employee groups. In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia, which agreements are not subject to the RLA.

          NOISE ABATEMENT. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phaseout of Stage II aircraft operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain
exceptions.   The FAA regulations which implement the ANCA require carriers to modify or reduce the number of Stage II aircraft operated by 25% by the end of 1994, 50% by the end of 1996, 75% by the end of 1998 and 100% by the end of 1999. Alternatively, a carrier could satisfy these compliance requirements by operating a fleet that is at least 55% Stage III by the end of 1994, 65% Stage III by the end of 1996, 75% Stage III by the end of 1998 and 100% Stage III by the end of 1999. As of December 31, 1996, Northwest operated 253 Stage III aircraft and 146 Stage II aircraft. Northwest achieved 1996 compliance by reducing the number of Stage II aircraft in its fleet by more than 50% and has plans in place to enable it to meet future year-end operational requirements.

          The ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage II aircraft and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions include restrictions on nighttime operations, restrictions on frequency of aircraft operations and various operational procedures for noise abatement. While to date Northwest has sufficient operational and scheduling flexibility to accommodate current local noise restrictions, its operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

          SAFETY. The FAA has jurisdiction over aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires all U.S. airlines to obtain operating, airworthiness and other certificates which are subject to suspension or revocation for cause. During 1995, Northwest received an exceptional report from the Federal Aviation Administration during the most recent National Aviation Safety Inspection Program (NASIP) audit.

          The Company's aircraft require various levels of maintenance or "checks" and periodically undergo complete overhauls. Maintenance efforts are monitored closely by the FAA, with FAA representatives present at the Company's maintenance facilities. The FAA has issued several Airworthiness Directives ("ADs") which mandate changes to an air carrier's maintenance program for older aircraft. These ADs (which include structural modifications to certain aircraft) were issued to ensure that the oldest portion of the nation's transport aircraft fleet remains airworthy. The Company is currently, and expects to remain, in compliance with all applicable requirements under the FAA-issued ADs.

          A combination of FAA and Occupational Safety and Health Administration regulations on both the federal and state levels apply to all of Northwest's ground-based operations.

          ENVIRONMENTAL. The Company is subject to regulation under various environmental laws and regulations, which are administered by numerous state and federal agencies, including the Clean Air Act, the Clean Water Act and Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). In addition, many state and local governments have adopted environmental laws and regulations to which the Company's operations are subject.

          Federal and state laws and regulations impose certain requirements for the upgrading of underground storage tanks ("USTs"). These requirements, including upgrading of USTs to new construction standards and installation with leak detection systems, are phased into effect based on the age, construction and use of existing tanks. Northwest operates a number of underground and above-ground storage tanks throughout its system, which are primarily used for the storage of fuel, deicing fluids and solvents. A program for the removal or upgrading of USTs and remediation of any contamination from such USTs has been ongoing since 1989.

          Northwest has been identified by the U.S. Environmental Protection Agency as a potentially responsible party ("PRP") pursuant to CERCLA at the Union Scrap Iron & Metal Co. site in Minneapolis, Minnesota; Oak Grove Landfill site in Anoka County, Minnesota; Memphis International Airport in Shelby County, Tennessee; and Petroleum Products site in Broward County, Florida. In addition, the Massachusetts Department of Environmental Protection has identified a number of contaminated sites at Boston's Logan Airport, for which Northwest has been identified as a PRP under Massachusetts law.

          Management believes that neither compliance with the federal and state UST laws and regulations nor the cleanup for each of the sites described above will have a material adverse effect on the Company's financial statements taken as a whole.

EMPLOYEES

          As of December 31, 1996, the Company had approximately 47,500 full-time equivalent employees of which approximately 2,700 were foreign nationals working in Asia and Europe. Approximately 90% of the Company's employees are represented by unions. Collective bargaining agreements provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable on various dates as follows:


                                              Approximate
                                               Number of
                                               Full-time
                                              Equivalent
                                               Employees                                              Amendable
Employee Group                                  Covered    Union                                        Date
--------------------------------------------  -----------  ---------------------------------------    ---------
Pilots . . . . . . . . . . . . . . . . . . .     5,600     Air Line Pilots Association                 10/31/96
                                                            International
Flight Attendants. . . . . . . . . . . . . .     9,100     International Brotherhood of                08/02/96
                                                            Teamsters, Chauffeurs,
                                                            Warehousemen & Helpers of America
Clerks and Agents. . . . . . . . . . . . . .    10,400     International Association of Machinists     10/03/96
                                                            & Aerospace Workers ("IAM")
Mechanics and Related Employees. . . . . . .     8,200     IAM                                         10/03/96
Equipment Service Employees and Stock Clerks     6,400     IAM                                         10/03/96

          As previously discussed, the above agreements are governed by the RLA. Pursuant to the RLA, each agreement became amendable at the expiration of its stated term, and continues in effect while the parties pursue agreement on a new contract. Contract negotiations with each union commenced in late 1996. In addition to the direct negotiation phase, the RLA also provides for a period of mediation, potential arbitration of unresolved issues, and a 30-day "cooling off" period before either party can resort to self help.

          For further discussion regarding the status of the collective bargaining agreements and the expiration of the wage savings agreements with each of the Company's domestic unions see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

          The Company through its management may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

          It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the general economic environment and other factors discussed herein.

          Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Item 2.   PROPERTIES

FLIGHT EQUIPMENT

          The Company operated a fleet of 399 aircraft at December 31, 1996, consisting of 325 narrow-body and 74 wide-body aircraft. The diversity of the fleet accommodates both the Company's domestic hub-and-spoke system and its international routes and enhances the Company's ability to more efficiently match its aircraft to its route network requirements.

          As of December 31, 1996, 273 aircraft were owned and 126 aircraft were leased. The Company currently operates 50 (of which 22 are owned) Airbus A320 aircraft with an average age of 5.1 years. The Company's fleet of Boeing aircraft includes 43 (of which 29 are owned) 727 aircraft with an average age of 17.6 years, 48 (of which 15 are owned) 757 aircraft with an average age of 7.3 years, 33 (of which 18 are owned) 747 aircraft with an average age of 15.1 years and eight (of which 5 are owned) 747 freighters with an average age of 16.6 years. The Company's fleet of McDonnell Douglas aircraft includes 176 (of which 151 are owned) DC-9 aircraft with an average age of 26.4 years, 33 (of which 25 are owned) DC-10 aircraft with an average age of 22.7 years and eight (all of which are owned) MD-80 aircraft with an average age of 14.5 years.

          Although the DC-9 and DC-10 average aircraft age exceeds twenty years, these aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have economic value for the Company given its route network and maintenance programs. The Company has adopted programs to refurbish and hushkit 173 DC-9 aircraft. As a result of these programs, the Company estimates these aircraft could fly on average approximately 16 additional years beyond 1996 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest. The Company estimates that its DC-10 aircraft fleet could fly on average approximately 24 additional years beyond 1996 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest.

          For further information related to the Company's leases and commitments see Notes D, I and M to Consolidated Financial Statements included within Item 8. Consolidated Financial Statements and Supplementary Data.

OTHER PROPERTY AND EQUIPMENT

          Northwest's primary offices are located at or near the Minneapolis/St. Paul International Airport. The Company owns a 160-acre site east of the Minneapolis/St. Paul International Airport containing the Company's corporate offices. Additional owned buildings include reservation centers in Baltimore, Detroit, Tampa and Chisholm, Minnesota; a data processing center in Eagan, Minnesota; and several office buildings. The Company owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Narita International Airport.

          Northwest leases the majority of its airport facilities, support services buildings and sales and reservations offices. Expiration dates on these leases range from 1997 to 2025. The Company operates reservations centers in or near Honolulu, Los Angeles, New York City and Seattle. Maintenance bases under operating leases are located in Minneapolis/St. Paul, Atlanta, Georgia and Duluth, Minnesota. The Company also operates approximately 70 city ticket offices. In certain cases, the Company has constructed a facility on leased land which reverts to the lessor upon expiration of the lease. These facilities include cargo buildings in Anchorage, Boston, Los Angeles, San Francisco and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a hangar in Cleveland; and a flight kitchen in Seattle.

Item 3.   LEGAL PROCEEDINGS

     NORTHWEST AIRLINES, INC. V. AMERICAN AIRLINES, INC. (U.S.D.C. District of Minnesota, Civ. No. 4-91-539). After written threats of litigation from American Airlines, Inc. ("American"), in July 1991 Northwest filed a declaratory judgment action in the United States District Court for the District of Minnesota seeking a determination that Northwest's hiring of certain American employees was lawful. After an unsuccessful attempt to litigate its claims in the United States District Court for the Northern District of Texas, American filed a counterclaim for damages in Northwest's declaratory judgment proceeding alleging tortious interference with employment contracts, conversion of trade secrets and copyright infringement with respect to Northwest's hiring of 13 American employees in the yield management and finance areas and seeking damages in excess of $300 million. The parties have completed pretrial discovery; no trial date has been scheduled.

          KLM ROYAL DUTCH AIRLINES V. A. CHECCHI, ET AL. (Delaware Court of Chancery, New Castle County, Civil Action No. 14764). On November 16, 1995, the Board of Directors approved a stockholder rights plan. On December 28, 1995, KLM instituted litigation against the Company and its directors (other than those directors designated by KLM) seeking to rescind the adoption of the stockholder rights plan or, alternately, to require that KLM's option on certain shares of common stock, exercisable in August 1998, be exempted from the operation of the stockholder rights plan.

          Other disputes between NWAC and KLM also presently exist with respect to KLM's participation in NWAC's corporate governance and the parties' transatlantic alliance. In addition, in November 1995, KLM instituted litigation against certain stockholders of NWAC who are parties to a stockholders' agreement with KLM over the validity of certain amendments to that stockholders' agreement.

          In recent months, Northwest and KLM have had meetings regarding a possible resolution of all matters in dispute. No resolution of these matters was reached at these meetings. These meetings included discussion of various settlement proposals, including a proposal to lengthen the term of the alliance agreement between Northwest and KLM and to provide for KLM's divestiture over a multi-year period of NWAC common stock, either by NWAC repurchases or by other means. As of the date of this report, there has been no resolution of the matters in dispute and the outcome of future discussions, if any, cannot be determined at this time.

          IN RE: TRAVEL AGENCY COMMISSION ANTITRUST LITIGATION (U.S.D.C. District of Minnesota, Multi-District Litigation Docket No. 1058). On February 9, 1995, Delta announced that it would impose caps of $25 (for one-way tickets) and $50 (for round-trip tickets) on the 10% base commissions earned by travel agents for selling tickets for domestic travel on Delta. Northwest subsequently adopted a similar travel agent commission structure, as did five other airlines. Thereafter, Northwest was named as a codefendant in a series of treble-damage antitrust class action complaints by various individual travel agencies and by the American Society of Travel Agents. The complaints sought injunctive relief and unspecified damages. On September 3, 1996, an agreement in principle to settle the antitrust class litigation between a class of travel agency plaintiffs and American, Delta, United and the Company was reached. Under the settlement agreement, the Company agreed to pay $10.8 million of the $72 million aggregate settlement payment to be made by the four airlines. (Separate settlement agreements were reached by the plaintiffs with Continental Airlines, Inc., US Airways and TWA. The aggregate amount of all settlement payments is approximately $86 million.)
In agreeing to settle the case, the Company vigorously denied any wrongdoing and agreed to settle the litigation solely to avoid the uncertainty and expense and diversion of management time and effort associated with a protracted trial. On February 7, 1997, the Court granted final approval to the settlement agreement. The time for any party to appeal the Court's final approval of the settlement has expired and no parties filed an appeal.

          In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party (including those described above) will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company, together with their ages and business experience, are set forth below:

          JOHN H. DASBURG, age 54, has served as President & Chief Executive Officer and a director of NWAC and Northwest since 1990. Mr. Dasburg joined Northwest in November 1989 as Executive Vice President-Finance and Administration and was named President and Chief Executive Officer in November 1990. From 1987 to 1989, Mr. Dasburg served as President of Marriott's Lodging Group and as an Executive Vice President of Marriott Corp. From 1980 through 1987, he held various senior executive positions at Marriott. Prior to 1980, he was a partner of KPMG Peat Marwick. Mr. Dasburg is on the board of directors of Owens Corning, The St. Paul Companies, Inc. and the Mayo Foundation.

          JAMES A. LAWRENCE, age 44, has served as Executive Vice President & Chief Financial Officer of NWAC and Northwest since October 1996. Prior to joining Northwest, Mr. Lawrence was President & Chief Executive Officer of The Pepsi-Cola Company, Asia, Middle East and Africa from 1993 to 1996. From 1992 through 1993, he served as Executive Vice President, Pepsi-Cola International. Prior to joining PepsiCo in 1992, Mr. Lawrence co-founded a management consulting firm, The LEK Partnership, and was a partner at Bain and Company.

          MICHAEL E. LEVINE, age 55, has served as Executive Vice President-Marketing & International of Northwest since August 1994. He joined Northwest as Executive Vice President-Marketing in July 1992. Prior to joining Northwest, Mr. Levine was a professor at Yale University's School of Management from 1987 to 1992, and was Dean from 1988 to 1992. Mr. Levine also served as Executive Vice President-Marketing at Continental from 1981 to 1982 and then as President and Chief Executive Officer of New York Air from 1982 to 1984. Mr. Levine held senior positions at the U.S. Civil Aeronautics Board, serving as General Director, International and Domestic Aviation, in 1979.

          WILLIAM D. SLATTERY, age 54, has served as President of Northwest Cargo & Charter, a division of Northwest, since August 1994. From August 1994 to December 1996, he also served as Executive Vice President of Northwest. From June 1992 to August 1994, he served as Northwest's Executive Vice President-International. He joined Northwest in April 1988 as Executive Vice President-Operations and Chief Safety Officer. In 1987 and 1988, he served as Executive Vice President of Carlson Travel Group, a unit of Carlson Companies which is engaged in the travel agency business. From 1985 to 1987, Mr. Slattery was Senior Vice President-Marketing of Air Cal, and from 1983 to 1985 he was President of Braniff, Inc. From 1980 to 1983 he was Vice President-International of TWA.

          DONALD A. WASHBURN, age 52, has served as Executive Vice President-Customer Service & Operations of Northwest since July 1994. He joined Northwest in 1990 and has served in a number of executive positions. From 1980 to 1990, Mr. Washburn held various executive positions with Marriott Corporation, including Executive Vice President and General Manager of Marriott's Courtyard Division.

          RICHARD H. ANDERSON, age 41, has served as Senior Vice President-Technical Operations & Airport Affairs of NWAC and Northwest since January 1997. From July 1994 to December 1996, he was Senior Vice President-Labor Relations, State Affairs & Law. He joined Northwest in 1990 as Vice President-Deputy General Counsel. Prior to joining Northwest, Mr. Anderson was Staff Vice President and Deputy General Counsel of Continental. From 1989 to 1990, Mr. Anderson was Associate General Counsel of Continental.

          CHRISTOPHER E. CLOUSER, age 45, has served as Senior Vice President-Administration since September 1996. From July 1993 to September 1996, he served as Senior Vice President-Communications, Advertising & Human Resources. He joined Northwest in April 1991 as Senior Vice President-Corporate Communications and Advertising. From 1988 to 1991, Mr. Clouser was Vice President-Corporate Relations and Advertising for Bell Atlantic Corporation. He also served on the board of directors of the Bell Telephone Company of Pennsylvania. Mr. Clouser has previously held officer positions at Hallmark Cards, U.S. Sprint and United Telecommunications, Inc.

          JOSEPH E. FRANCHT, JR., age 46, has been Senior Vice President-Finance and Treasurer since July 1990. From 1980 to 1990, Mr. Francht held senior executive positions with the New York branch of Banque Paribas, including the post of Senior Vice President-Leveraged Capital Group.

          RICHARD B. HIRST, age 52, has served as Senior Vice President-Corporate Affairs of NWAC and Northwest since July 1994. He joined
Northwest as Senior Vice President, General Counsel in 1990. From 1986 to 1990, Mr. Hirst served as Vice President, General Counsel and Secretary at Continental.

          MARK W. OSTERBERG, age 46, joined the Company as Vice President and Chief Accounting Officer in June 1990. Prior to joining Northwest, Mr. Osterberg held senior financial management positions with Braniff, Inc., including Senior Vice President-Finance, from 1984 to 1989.

          DOUGLAS M. STEENLAND, age 45, has served as Senior Vice President, General Counsel and Secretary of NWAC and Northwest since July 1994. He joined Northwest as Vice President-Deputy General Counsel and Secretary in July 1991. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock is quoted on the Nasdaq National Market under symbol NWAC. The table below shows the high and low sales prices for the Company's Class A Common Stock during 1996 and 1995:

----------------------------------------------------------------------------
                             1996                         1995
----------------------------------------------------------------------------
Quarter                HIGH          LOW          High             Low
----------------------------------------------------------------------------
1st                   55 1/8       40 1/2        28 1/2          15 7/8
2nd                   52 7/8       38            35 3/4          24 3/4
3rd                   40 1/2       34            42 7/8          33 1/4
4th                   42 1/8       30 1/2        52 1/2          39 3/8
----------------------------------------------------------------------------

As of February 28, 1997 there were 458 stockholders of record.

Since the acquisition in 1989 of NWAC's principal subsidiary, NWA Inc., which is the parent of Northwest, NWAC has not declared or paid any dividends on its common stock and does not currently intend to do so. In addition, the Company is effectively precluded from paying dividends or making other distributions to the holders of the common stock or repurchasing the common stock without the consent of the holders of the Series A and Series B Preferred Stock. While KLM as one of the two holders of such shares has provided such consent, there can be no assurance that the other holder will grant such a consent. In addition, under the provisions of certain of the Company's debt arrangements, NWAC's ability to pay dividends on or repurchase its common stock is restricted. Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

LIQUIDITY FOR EMPLOYEE SHARES

NWAC has previously contributed to the Northwest Airlines Corporation Employee Stock Plan (the "Plan") shares of its capital stock representing 23,993,401 shares of Class A Common Stock on a fully converted basis, and prior to March 31, 1997 it is obligated to make additional contributions representing another 5,851,775 shares of Class A Common Stock on a fully converted basis. Such contributed shares are periodically allocated to individual participants' accounts in accordance with criteria specified in the Plan.

A participant may from time to time direct the relevant trustee under the Plan to sell all or any portion of the "liquid shares" allocated to such participant, which have not been previously sold or withdrawn from the Plan. The aggregate cumulative number of liquid shares that may be designated for sale by participants (which will be reduced by prior sales or withdrawals from the Plan) increases over time, as reflected in the following table:


                            Aggregate Cumulative                                  Aggregate Cumulative
                                  Number of                                             Number of
         Date                   Liquid Shares                Date                     Liquid Shares
         ----               --------------------             ----                 --------------------
12/31/96 to 3/30/97. . .         15,100,474        12/31/97 to 3/30/98 . . . .        24,255,039
3/31/97 to 6/29/97 . . .         17,640,028        3/31/98 to 6/29/98. . . . .        26,460,042
6/30/97 to 9/29/97 . . .         19,845,032        6/30/98 to 9/29/98. . . . .        28,665,046
9/30/97 to 12/30/97. . .         22,050,035        9/30/98 and thereafter. . .        29,845,176

The number of liquid shares that an individual participant could direct for sale as of a given date would be the "liquid percentage" of such participant's allocated shares as of such period, minus the number of shares previously sold or otherwise withdrawn from the Plan by such participant. The "liquid percentage" means the percentage based on a fraction, the numerator of which is the aggregate cumulative number of liquid shares as of the date of determination and the denominator of which is the number of previously allocated shares as of such date for all participants, without regard to prior sales or withdrawals.

Item 6.   SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

NORTHWEST AIRLINES CORPORATION                                           YEAR ENDED DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------------
                                               1996                 1995              1994            1993            1992
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME
 (IN MILLIONS, EXCEPT PER SHARE DATA)

Operating revenues
 Passenger                                  $ 8,598.3            $ 7,762.0         $ 7,010.1       $ 6,619.5       $ 6,277.3
 Cargo                                          745.8                751.2             755.8           734.8           736.2
 Other                                          536.4                571.7             559.0           510.5           446.5
----------------------------------------------------------------------------------------------------------------------------------
                                              9,880.5              9,084.9           8,324.9         7,864.8         7,460.0
Operating expenses                            8,826.7              8,171.5           7,485.3         7,586.5         7,829.9
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                       1,053.8                913.4             839.6           278.3          (369.9)

Amounts before 1995 extraordinary
 item and 1992 cumulative effect of
 accounting change:
  Income (loss)                             $   536.1            $   342.1(1)      $   295.5       $  (115.3)      $  (970.7)(1)
  Earnings (loss) per common share:
   PRIMARY                                  $    4.93(2)         $    3.02(2)      $    2.92       $   (2.82)      $  (16.11)
   FULLY DILUTED                            $    4.48(2)         $    2.85(2)      $    2.87       $   (2.82)      $  (16.11)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (IN MILLIONS)
Cash, cash equivalents and unrestricted
 short-term investments                     $   752.1            $   970.9         $   968.3       $   139.6       $   244.7
Total assets                                  8,511.7              8,412.3           8,070.1         7,571.3         7,545.4
Long-term debt, including
 current maturities                           2,060.4              2,467.1           4,013.5         4,437.9         4,271.4
Long-term obligations under capital
 leases, including current obligations          772.2                841.2             890.3           928.1           966.0
Mandatorily redeemable preferred security
 of subsidiary                                  549.2                618.4                --              --              --
Redeemable preferred stock                      602.6                945.5             795.0           749.9           566.1
Common stockholders' equity (deficit)(3)         92.9               (818.8)         (1,370.7)       (2,030.5)       (1,732.5)
----------------------------------------------------------------------------------------------------------------------------------
OPERATING STATISTICS
Scheduled service:
 Available seat miles (ASM) (millions)       93,913.7             87,472.0          85,015.6        87,212.5        89,647.3
 Revenue passenger miles (millions)          68,639.1             62,515.2          57,873.2        58,130.1        58,624.9
 Passenger load factor                           73.1%                71.5%             68.1%           66.7%           65.4%
 Revenue passengers (millions)                   52.7                 49.3              45.5            44.1            43.5
 Revenue yield per passenger mile               12.53 CENTS          12.42 CENTS       12.11 CENTS     11.39 CENTS     10.71 CENTS
 Passenger revenue per scheduled ASM             9.16 CENTS           8.87 CENTS        8.25 CENTS      7.59 CENTS      7.00 CENTS

Operating revenue per total ASM (4)              9.85 CENTS           9.58 CENTS        8.93 CENTS      8.23 CENTS      7.59 CENTS
Operating expense per total ASM (4)              8.78 CENTS           8.66 CENTS        8.08 CENTS      8.00 CENTS      8.10 CENTS
Operating expense excluding stock-based
 compensation per total ASM (4)                  8.52 CENTS           8.11 CENTS        7.95 CENTS      7.89 CENTS      8.10 CENTS

Cargo ton miles (millions)                    2,215.8              2,246.3           2,322.3         2,188.0         2,106.9
Cargo revenue per ton mile                     33.7 CENTS             33.4 CENTS        32.5 CENTS      33.6 CENTS      34.9 CENTS

Fuel gallons consumed (millions)              1,945.1              1,846.2           1,792.8         1,801.7         1,848.6
Average fuel cost per gallon                    67.21 CENTS          55.66 CENTS       56.23 CENTS     62.09 CENTS     64.48 CENTS
Number of operating aircraft at year-end          399                  380               361             358             366
Full-time equivalent employees at year-end     47,536               45,124            43,673          43,358          45,455
----------------------------------------------------------------------------------------------------------------------------------

(1) The 1995 extraordinary gain was $49.9 million ($.53 per primary share and $.49 per fully diluted share) and the 1992 cumulative effect of accounting change was $108.8 million ($1.67 per share).
(2) Excludes the effects of the 1996 preferred stock transaction ($.74 per primary share and $.67 per fully diluted share) and the 1995 preferred stock transaction ($.62 per primary share and $.58 per fully diluted share).
(3)  No dividends have been paid on common stock for any period presented.
(4) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by the Item is set forth under "Item 5:
Other Events-Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 6 of the Company's Form 8-K dated March 6, 1997, and is incorporated herein by reference.

          On March 18, 1997, Northwest issued $150,000,000 of 8.375% notes due 2004 and $100,000,000 of 8.70% notes due 2007.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is set forth under "Item 5:
Other Events-Report of Ernst & Young LLP, Independent Auditors and Consolidated Financial Statements and Notes" on pages 7 through 31 of the Company's Form 8-K dated March 6, 1997, and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item will be set forth under the heading "Election of Directors-Information Concerning Director-Nominees" to be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996, and is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION

          The information required by this Item will be set forth under the headings "Election of Directors--Compensation of Directors", "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" to be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item will be set forth under the heading "Beneficial Ownership of Securities" to be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item will be set forth under the headings "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Related Party Transactions" to be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996, and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

The following is an index of the financial statements, schedule and exhibits included in this Report.

(A)       1.   FINANCIAL STATEMENTS:                                       PAGE
                                                                           ----
          Consolidated Balance Sheets--December 31, 1996 and
          December 31, 1995                                                  *

          Consolidated Statements of Income--For the years ended
          December 31, 1996, 1995 and 1994                                   *

          Consolidated Statements of Cash Flows--For the years
          ended December 31, 1996, 1995 and 1994                             *

          Consolidated Statements of Common Stockholders' Equity
          (Deficit)--For the years ended December 31, 1996,
          1995 and 1994                                                      *

          Notes to Consolidated Financial Statements                         *

          ---------------------------

          * Incorporated in this Report by reference from pages 8 through 31 of the Company's Form 8-K dated March 6, 1997.


          2.   FINANCIAL STATEMENT SCHEDULE:

          Schedule II-Valuation and Qualifying Accounts--
          For the years ended December 31, 1996, 1995 and 1994              S-1

          Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

          3.   EXHIBITS

          The following is an index of the exhibits included in this Report or incorporated herein by reference.

     3.1 Second Amended and Restated Certificate of Incorporation of NWAC (filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-74210 (the "S-1") and incorporated herein by reference).

     3.2 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of NWAC (filed as Exhibit 3.3 to the S-1 and incorporated herein by reference).

     3.3 Amended and Restated Bylaws of NWAC (filed as Exhibit 3.2 to the S-1 and incorporated herein by reference).

     3.4    Restated Certificate of Incorporation of Northwest (filed as Exhibit
            3.3 to Northwest's Registration Statement on Form S-3 File No. 33-74772 (the "Debt S-3") and incorporated herein by reference).

     3.5 Bylaws of Northwest (filed as Exhibit 3.4 to the Debt S-3 and incorporated herein by reference).

     4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock of NWAC (included in Exhibit 3.1).

     4.2 Amended and Restated Certificate of Designation of Series B Preferred Stock of NWAC (included in Exhibit 3.1).

     4.3 Certificate of Designation of Series C Preferred Stock of NWAC (included in Exhibit 3.1).

     4.4 Certificate of Designation of Series D Junior Participating Preferred Stock of NWAC (filed as Exhibit A to Exhibit 1 to NWAC's Current Report on Form 8-K dated November 16, 1995 (the "8-K") and incorporated herein by reference).

     4.5 Rights Agreement dated as of November 16, 1995 between NWAC and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 1 to the 8-K and incorporated herein by reference).

     4.6 Share Exchange Agreement dated as of June 28, 1996 between NWAC and KLM and First Amendment of Share Exchange Agreement dated as of July 25, 1996 between NWAC and KLM (filed as Exhibits 10.1 and 10.2 to NWAC's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

     4.7 The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601 (b) (4) of Regulation S-K.

     9.1 Voting Trust Agreement dated as of March 29, 1990 and Amendment No. 1 thereto among NWAC, KLM and Citibank N.A., as trustee (filed as Exhibit 9.1 to the S-1 and incorporated herein by reference).

     10.1 Second Amended and Restated Investor Stockholders' Agreement dated as of December 23, 1993 among NWAC and the Original Investors named therein ("Second Amended and Restated Stockholders' Agreement") (filed as Exhibit 4.9 to the S-1 and incorporated herein by reference).

     10.2 Supplement dated as of December 23, 1993 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.11 to NWAC's Annual Report on Form 10-K for the year ended December 31, 1994 (the "10-K") and incorporated herein by reference).

     10.3 Amendment dated as of December 14, 1994 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.13 to the 10-K and incorporated herein by reference).

     10.4 Amendment dated as of January 6, 1995 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.14 to the 10-K and incorporated herein by reference).

     10.5 Amendment dated as of January 25, 1995 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.15 to the 10-K and incorporated herein by reference).

     10.6 Amendment dated as of October 23, 1995 to the Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.11 to NWAC's Registration Statement on Form S-3, File No. 33-98494 (the "S-3") and incorporated herein by reference).

     10.7 Stockholders' Agreement, dated as of September 9, 1994, among NWAC, the Original Investors named therein and the Unions named therein (the "Stockholders' Agreement") (filed as Exhibit 4.13 to NWAC's and Northwest's Registration Statement on Form S-4, File No. 33-87250, and incorporated herein by reference).

     10.8 Amendment dated as of October 3, 1994 to Stockholders' Agreement (filed as Exhibit 4.12 to the 10-K and incorporated herein by reference).

     10.9 Amendment dated as of December 14, 1994 to the Stockholders' Agreement (filed as Exhibit 4.22 to the 10-K and incorporated herein by reference).

     10.10 Amendment dated as of January 25, 1995 to the Stockholders' Agreement (filed as Exhibit 4.23 to the 10-K and incorporated herein by reference).

     10.11 Amendment dated as of November 1, 1995 to the Stockholders' Agreement (filed as Exhibit 4.12 to the S-3 and incorporated herein by reference).

     10.12 Series B Preferred Stock Registration Rights Agreement dated as of July 21, 1989 among Wings Holdings Inc. and the holders of the Series B Preferred Stock (filed as Exhibit 4.19 to the 10-K and incorporated herein by reference).

     10.13 First Amended and Restated Common Stock Registration Rights Agreement among NWAC, the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit 4.18 to the 10-K and incorporated herein by reference).

     10.14 Registration Participation Agreement dated as of October 20, 1995 among the Unions named therein, holders of Series C Preferred Stock and NWAC (filed as Exhibit 10.14 to NWAC's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.15 Agreement dated as of December 23, 1993 between the Company and Koninklijke Luchtvaart Maatschappij N.V. ("KLM") (filed as Exhibit
            4.11 to the S-1 and incorporated herein by reference).

     10.16 Commercial Cooperation and Integration Agreement dated as of September 9, 1992 between Northwest and KLM (filed as Exhibit 10.1 to the S-1 and incorporated herein by reference).

     10.17  Sales Intermediary Agreement between Northwest and KLM (filed as
            Exhibit 10.2 to the S-1 and incorporated herein by reference).

     10.18  Code Sharing Agreement between Northwest and KLM (filed as Exhibit
            10.4 to the S-1 and incorporated herein by reference).

     10.19 Special Facilities Lease between Charter County of Wayne, Michigan and Republic Airlines, Inc. dated December 1, 1985 and Guarantee by and between Northwest (as successor to Republic) and Manufacturers National Bank of Detroit (filed as Exhibit 10.6 to the S-1 and incorporated herein by reference).

     10.20 Indenture of Lease Agreement dated October 5, 1961 and related amendments, between the Board of County Road Commissioner of the County of Wayne, Michigan and Northwest, as successor to North Central Airlines, Inc. (filed as Exhibit 10.7 to the S-1 and incorporated herein by reference).

     10.21 Amendatory Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 8, 1996 (filed as Exhibit 10.1 to NWAC's Form 10-Q for the quarter ended September 30, 1996 (the "10-Q") and incorporated herein by reference).

     10.22 First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.2 to the 10-Q and incorporated herein by reference).

     10.23 Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.3 to the 10-Q incorporated herein by reference).

     10.24 Airport Terminal Building Lease for Minneapolis-St. Paul International Airport dated as of June 18, 1964 and related amendments entered into by and between The Minneapolis-St. Paul Metropolitan Airports Commission and Northwest, as successor to Northwest Orient Airlines, Inc. (filed as Exhibit 10.8 to the S-1 and incorporated herein by reference).

     10.25 Master Financing Agreement dated as of March 29, 1992 among NWAC, Northwest and the State of Minnesota (filed as Exhibit 10.9 to the S-1 and incorporated herein by reference).

     10.26 Facilities and Equipment Lease Agreement dated March 27, 1992 between Metropolitan Airports Commission as Lessor and Northwest Aerospace Training Corporation, as Lessee (filed as Exhibit 10.10 to the S-1 and incorporated herein by reference).

     10.27 Facilities and Equipment Lease Agreement dated as of March 27, 1992 between Metropolitan Airports Commission as Lessor and NWA Inc. (filed as Exhibit 10.11 to the S-1 and incorporated herein by reference).

     10.28 Facilities and Equipment Lease Agreement dated as of March 27, 1992 between Metropolitan Airports Commission as Lessor and Northwest (filed as Exhibit 10.12 to the S-1 and incorporated herein by reference).

     10.29 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Air Line Pilots Association International (filed as Exhibit
            10.13 to the S-1 and incorporated herein by reference).

     10.30 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The International Association of Machinists and Aerospace Workers (filed as Exhibit 10.14 to the S-1 and incorporated herein by reference).

     10.31 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The International Brotherhood of Teamsters (filed as Exhibit
            10.15 to the S-1 and incorporated herein by reference).

     10.32 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Transport Workers Union of America (filed as Exhibit 10.16 to the S-1 and incorporated herein by reference).

     10.33 Equity Letter Agreement dated as of August 1, 1993 between Northwest and the Airline Technical Support Association (filed as Exhibit
            10.17 to the S-1 and incorporated herein by reference).

     10.34 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Northwest Airlines Meteorologists Association (filed as
            Exhibit 10.18 to the S-1 and incorporated herein by reference).

     10.35 Amendment dated as of December 14, 1994 to the Equity Letter Agreements listed as Exhibits 10.26 through 10.31 (filed as Exhibit
            10.19 to the 10-K and incorporated herein by reference).

     10.36 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The Air Line Pilots Association International (filed as Exhibit 10.19 to the S-1 and incorporated herein by reference).

     10.37 Labor Cost Savings Agreement dated as of August 4, 1993 between Northwest and The International Association of Machinists and Aerospace Workers (filed as Exhibit 10.20 to the S-1 and incorporated herein by reference).

     10.38 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The International Brotherhood of Teamsters (filed as
            Exhibit 10.21 to the S-1 and incorporated herein by reference).

     10.39 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The Transport Workers Union of America (filed as
            Exhibit 10.22 to the S-1 and incorporated herein by reference).

     10.40 Labor Cost Savings Agreement dated as of July 29, 1993 between Northwest and The Airline Technical Support Association (filed as
            Exhibit 10.23 to the S-1 and incorporated herein by reference).

     10.41 Labor Cost Savings Agreement dated as of July 28, 1993 between Northwest and The Northwest Airlines Meteorologists Association (filed as Exhibit 10.24 to the S-1 and incorporated herein by reference).

     10.42 Purchase Agreement No. 1630 between Northwest and The Boeing Company ("Boeing") dated December 1, 1989 and related letter agreements relating to the purchase of 747-400 aircraft (filed as Exhibit 10.34 to the S-1 and incorporated herein by reference).

     10.43 Supplemental Agreement No. 4 to Purchase Agreement No. 1630, dated as of February 3,1995, and related letter agreements between Boeing and Northwest (filed as Exhibit 10.34 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     10.44 Purchase Agreement No. 1631 between Northwest and Boeing and related letter agreements relating to the acquisition of 757 aircraft (filed as Exhibit 10.35 to the S-1 and incorporated herein by reference).

     10.45 Supplemental Agreement No. 4 to Purchase Agreement No. 1631, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest. (filed as Exhibit 10.36 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     10.46 Supplemental Agreement No. 5 to Purchase Agreement No. 1631, dated as of February 17, 1995, and related letter agreements between Boeing and Northwest. (filed as Exhibit 10.37 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     10.47 Airbus A330 Purchase Agreement dated February 10, 1989 and related letter agreements between AVSA S.A.R.L. and Northwest Aircraft Inc. (filed as Exhibit 10.36 to the S-1 and incorporated herein by reference).

     10.48 Amendment No. 5 to A330 Purchase Agreement among AVSA, S.A.R.L. and Northwest Aircraft Inc. (filed as Exhibit 10.4 to the 10-Q and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

   * 10.49 Employment Agreement with Michael E. Levine dated as of September 1, 1996.

   * 10.50 Employment Agreement with Christopher E. Clouser dated as of September 1, 1996.

   * 10.51 Employment Agreement with Douglas M. Steenland dated as of September 1, 1996.

   * 10.52 Employment Agreement with Donald A. Washburn dated as of September 1, 1996.

   * 10.53  Northwest Retirement Plan for Management Employees (filed as Exhibit
            10.41 to the S-1 and incorporated herein by reference).

   * 10.54 Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the S-1 and incorporated herein by reference).

   * 10.55 Northwest Officers Excess Benefit Plan (filed as Exhibit 10.43 to the S-1 and incorporated herein by reference).

   * 10.56  1990 Stock Option Plan for Key Employees of the Company (filed as
            Exhibit 10.44 to the S-1 and incorporated herein by reference).

   * 10.57 1994 NWAC Stock Incentive Plan, as amended (filed as Exhibit 10.5 to the 10-Q and incorporated herein by reference).

   * 10.58 1996 NWAC Retention and Long-Term Incentive Compensation Plan (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   * 10.59 Unit Award Agreement with John H. Dasburg dated as of January 26, 1996 (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   * 10.60 Agreement Evidencing A Grant of Phantom Stock Units for John H. Dasburg dated as of January 26, 1996 (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   * 10.61 Northwest Airlines, Inc. Supplemental Executive Retirement Plan (1995 Statement).

   * 10.62 Letter agreements dated December 20, 1996 and March 14, 1996 with John H. Dasburg with respect to participation in the Northwest Airlines, Inc. Supplemental Executive Retirement Program.

   * 10.63 Form of Non-Qualified Stock Option Agreement and form of Amendment thereto for executive officers under the 1994 NWAC Stock Incentive Plan, as amended.

     11.1   Computation of Primary Earnings Per Share.

     11.2   Computation of Fully Diluted Earnings Per Share.

     12.1   Computation of Ratio of Earnings to Fixed Charges.

     12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

     21.1   List of Subsidiaries.

     23.1   Consent of Ernst & Young LLP.

     27.1   Financial Data Schedule.


     99.1 NWAC Current Report on Form 8-K dated March 6, 1997, certain portions of which are incorporated by reference herein.
---------------------------------------

* Compensatory plans in which the directors and executive officers of NWAC participate.


(b)     REPORTS ON FORM 8-K:

        None

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 1997.

                                        NORTHWEST AIRLINES CORPORATION
                                        By  /s/ Mark W. Osterberg
                                            ----------------------------------
                                            Mark W. Osterberg
                                            VICE PRESIDENT & CHIEF ACCOUNTING
                                            OFFICER (PRINCIPAL ACCOUNTING
                                            OFFICER)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

     /s/ John H. Dasburg                /s/ Thomas Ducy
     ------------------------------     --------------------------------------
     John H. Dasburg                    Thomas Ducy
     PRESIDENT, CHIEF EXECUTIVE         DIRECTOR
     OFFICER & DIRECTOR (PRINCIPAL
     EXECUTIVE OFFICER)
                                        --------------------------------------
     /s/ James A.Lawrence               Marvin L. Griswold
     ------------------------------     DIRECTOR
     James A. Lawrence
     EXECUTIVE VICE PRESIDENT &         /s/ Thomas L. Kempner
     CHIEF FINANCIAL OFFICER            --------------------------------------
     (PRINCIPAL FINANCIAL OFFICER)      Thomas L. Kempner
                                        DIRECTOR
     /s/ Mark W. Osterberg
     ------------------------------     /s/ Frederic V. Malek
     Mark W. Osterberg                  --------------------------------------
     VICE PRESIDENT & CHIEF             Frederic V. Malek
     ACCOUNTING OFFICER (PRINCIPAL      DIRECTOR
     ACCOUNTING OFFICER)
                                        /s/ Walter F. Mondale
     /s/ Alfred A. Checchi              --------------------------------------
     ------------------------------     Walter F. Mondale
     Alfred A. Checchi                  DIRECTOR
     CO-CHAIRMAN OF THE BOARD
                                        /s/ V.A. Ravindran
     /s/ Gary L. Wilson                 --------------------------------------
     ------------------------------     V.A. Ravindran
     Gary L. Wilson                     DIRECTOR
     CO-CHAIRMAN OF THE BOARD

     /s/ Richard C. Blum                --------------------------------------
     ------------------------------     George J. Vojta
     Richard C. Blum                    DIRECTOR
     DIRECTOR
                                        /s/ Duane E. Woerth
                                        --------------------------------------
                                        Duane E. Woerth
                                        DIRECTOR

                         NORTHWEST AIRLINES CORPORATION
          SCHEDULE II -- VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)

               COL. A                          COL. B          COL. C              COL. D      COL. E
------------------------------------------   ---------- ----------------------   ----------    ------
                                                              ADDITIONS
                                                        ----------------------
                                                                    CHARGED TO
                                             BALANCE AT CHARGED TO     OTHER                   BALANCE AT
                                              BEGINNING  COSTS AND   ACCOUNTS    DEDUCTIONS        END
            DESCRIPTION                       OF PERIOD  EXPENSES   --DESCRIBE   --DESCRIBE     OF PERIOD
-----------------------------------------   ----------- ----------  ----------   ----------   -----------

YEAR ENDED DECEMBER 31, 1996
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts            $ 21.5     $  6.1     $   --        $  7.9 (1)    $  19.7
    Accumulated allowance for depreciation
      of flight equipment spare parts           111.8       21.9        2.7 (2)       9.1 (3)      127.3

YEAR ENDED DECEMBER 31, 1995
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts              19.5       10.6         --           8.6 (1)       21.5
    Accumulated allowance for depreciation
      of flight equipment spare parts            86.2       20.3       12.7 (2)       7.4 (3)      111.8

YEAR ENDED DECEMBER 31, 1994
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts              22.0       15.2         --          17.7 (1)       19.5
    Accumulated allowance for depreciation
      of flight equipment spare parts            69.6       18.2        7.3 (2)       8.9 (2)       86.2

(1)  Uncollectible accounts written off, net of recoveries
(2)  Interaccount transfers
(3)  Dispositions and write-offs