Form 10-Q
period 1997-03-31
NORTHWEST AIRLINES CORP
filed 1997-05-14
CIK 917678

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   F O R M  10 - Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the quarterly period ended March 31, 1997


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

                                       Yes    X           No
                                           ------            ------

At March 31, 1997, there were 97,306,475 shares of the registrant's Class A Common Stock and 4,280,433 shares of the registrant's Class B Common Stock outstanding.

                            NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION                                  Page No.
                                                                --------

    Item 1.   Financial Statements

              Condensed Consolidated Statements of Income --
              Three months ended March 31, 1997 and 1996.           3

              Condensed Consolidated Balance Sheets - March 31,
              1997, December 31, 1996 and March 31, 1996.           4

              Condensed Consolidated Statements of Cash Flows --
              Three months ended March 31, 1997 and 1996.           5

              Notes to Condensed Consolidated Financial Statements  6

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NORTHWEST AIRLINES CORPORATION

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------

                                                                    Three months ended March 31
(UNAUDITED, IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)            1997           1996
-----------------------------------------------------------------------------------------------
OPERATING REVENUES
    Passenger                                                      $   2,040.3    $   1,935.5
    Cargo                                                                170.7          170.3
    Other                                                                164.5          159.0
                                                                   -----------    -----------
                                                                       2,375.5        2,264.8

OPERATING EXPENSES
    Salaries, wages and benefits                                         732.5          644.2
    Stock-based employee compensation                                      --           120.1
    Aircraft fuel and taxes                                              371.5          305.6
    Commissions                                                          206.1          203.7
    Aircraft maintenance materials and repairs                           154.2          123.6
    Other rentals and landing fees                                       105.5          108.7
    Aircraft rentals                                                      84.3           84.1
    Depreciation and amortization                                         94.1           90.0
    Other                                                                492.3          450.4
                                                                   -----------    -----------
                                                                       2,240.5        2,130.4

OPERATING INCOME                                                         135.0          134.4

OTHER INCOME (EXPENSE)
    Interest expense, net                                                (57.3)         (68.6)
    Interest of mandatorily redeemable preferred security holder          (6.1)          (7.0)
    Investment income                                                     12.1           15.3
    Foreign currency gain                                                 12.8            6.9
    Other                                                                  8.1            6.8
                                                                   -----------    -----------
                                                                         (30.4)         (46.6)
                                                                   -----------    -----------

INCOME BEFORE INCOME TAXES                                               104.6           87.8
Income tax expense                                                        40.0           34.4
                                                                   -----------    -----------

NET INCOME                                                                64.6           53.4
Preferred stock requirements                                              (5.0)         (13.0)
                                                                   -----------    -----------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                       $      59.6    $      40.4
                                                                   -----------    -----------
                                                                   -----------    -----------

Earnings per common share:
    PRIMARY                                                        $       .58    $       .41
                                                                   -----------    -----------
                                                                   -----------    -----------
    FULLY DILUTED                                                  $       .52    $       .37
                                                                   -----------    -----------
                                                                   -----------    -----------

    Average shares used in computation:
         PRIMARY                                                   103,577,380     98,370,401
         FULLY DILUTED                                             114,203,004    108,281,429

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                                March 31  December 31 March 31
(UNAUDITED, IN MILLIONS)                          1997       1996        1996
------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                   $  971.3  $  559.4  $  848.2
    Short-term investments                         289.7     253.1     307.8
    Accounts receivable, net                       671.9     656.1     728.7
    Flight equipment spare parts, net              281.4     262.2     270.8
    Prepaid expenses and other                     337.3     359.1     288.3
                                                --------  --------  --------
                                                 2,551.6   2,089.9   2,443.8
PROPERTY AND EQUIPMENT
    Flight equipment, net                        3,660.9   3,616.4   3,227.8
    Other property and equipment, net              887.9     924.1     958.4
                                                --------  --------  --------
                                                 4,548.8   4,540.5   4,186.2

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET         662.6     671.5     700.7

OTHER ASSETS
    International routes, net                      745.3     751.4     769.6
    Investments in affiliated companies and other  469.6     458.4     505.1
                                                --------  --------  --------
                                                 1,214.9   1,209.8   1,274.7
                                                --------  --------  --------
                                                $8,977.9  $8,511.7  $8,605.4
                                                --------  --------  --------
                                                --------  --------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Air traffic liability                       $1,138.2  $1,010.7  $1,014.0
    Accounts payable and other liabilities       1,763.3   1,666.4   1,553.6
    Current maturities of long-term debt and
      capital lease obligations                    315.2     206.1     346.0
                                                --------  --------  --------
                                                 3,216.7   2,883.2   2,913.6

LONG-TERM DEBT                                   2,034.3   1,916.0   2,062.0

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES         689.7     710.5     754.3

DEFERRED CREDITS AND OTHER LIABILTIES
    Deferred income taxes                        1,007.5     947.2     777.1
    Pension and postretirement benefits            427.9     461.2     843.3
    Other                                          330.0     348.9     362.9
                                                --------  --------  --------
                                                 1,765.4   1,757.3   1,983.3

MANDATORILY REDEEMABLE PREFERRED SECURITY OF
    SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
    OBLIGATION OF COMPANY                          507.8     549.2     588.5

REDEEMABLE PREFERRED STOCK                         598.4     602.6   1,006.9

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock                                     1.0       1.0        .9
    Additional paid-in capital                   1,161.0   1,151.1   1,044.3
    Accumulated deficit                           (885.6)   (945.2) (1,477.5)
    Other                                         (110.8)   (114.0)   (270.9)
                                                --------  --------  --------
                                                   165.6      92.9    (703.2)
                                                --------  --------  --------
                                                $8,977.9  $8,511.7  $8,605.4
                                                --------  --------  --------
                                                --------  --------  --------

SEE ACCOMPANYING NOTES.

                        NORTHWEST AIRLINES CORPORATION

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                    Three months ended March 31
(UNAUDITED, IN MILLIONS)                                  1997         1996
-------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $  373.5       $  289.7
                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                 (125.2)        (252.3)
    Net increase in short-term investments                (27.2)         (46.6)
    Other, net                                             (4.2)           7.1
                                                       --------       --------
        Net cash used in investing activities            (156.6)        (291.8)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt              250.6            2.9
    Payment of long-term debt and capital lease
     obligations                                          (40.0)         (40.6)
    Proceeds from sale and leaseback transaction             --           50.0
    Other, net                                            (15.6)         (12.9)
                                                       --------       --------
        Net cash provided by (used in) financing
          activities                                      195.0           (0.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          411.9           (2.7)
Cash and cash equivalents at beginning of period          559.4          850.9
                                                       --------       --------
Cash and cash equivalents at end of period             $  971.3       $  848.2
                                                       --------       --------
                                                       --------       --------

Cash and cash equivalents and unrestricted short-term
    investments at end of period                       $1,185.9       $1,045.1
                                                       --------       --------
                                                       --------       --------

Available to be borrowed under revolving credit
   facility                                            $  487.5       $  187.5
                                                       --------       --------
                                                       --------       --------


SEE ACCOMPANYING NOTES.

                            NORTHWEST AIRLINES CORPORATION

------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.   The condensed consolidated financial statements of Northwest
     Airlines Corporation ("NWAC" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K for 1996 (the "Annual Report").

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

4. At March 31, 1997, the Company had no borrowings outstanding under its revolving credit facility. The $487.5 million available to be borrowed under the revolving credit facility along with $1.186 billion of cash, cash equivalents and unrestricted short-term investments provided the Company with $1.673 billion of available liquidity at March 31, 1997. In addition, the Company has the ability under another facility to borrow up to $240 million using existing aircraft as collateral. Scheduled maturities of long-term debt subsequent to March 31, 1997, excluding short-term notes payable, are $127.2 million in 1997, $165.8 million in 1998, $220.3 million in 1999, $110.5 million in 2000 and $127.9 million in 2001.

5. Currently, earnings per share ("EPS") calculations are performed pursuant to Accounting Principles Board Opinion No. 15. NWAC will be required to present EPS data in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" commencing with the fourth quarter of 1997. While early adoption of Statement No. 128 is not permitted, the following pro forma supplemental data is presented:

                                                             Three months ended March 31
                                                             ---------------------------
                                                                 1997           1996
                                                             ------------   ------------
Earnings per common share using Statement No. 128 approach:

       Basic                                                    $  .59         $  .42

       Diluted                                                  $  .52         $  .37

6. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data is presented for Northwest Airlines, Inc.

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

       (UNAUDITED, IN MILLIONS)                Three Months Ended
                                                   March 31
                                              -------------------
                                                1997       1996
                                              --------   --------
Operating revenues                            $2,290.4   $2,178.2
Operating expenses                             2,167.8    2,060.3
                                              --------   --------
Operating income                                 122.6      117.9
Other income (expense)                           (43.8)     (47.6)
                                              --------   --------
Income before income taxes                        78.8       70.3
Income tax expense                                32.0       27.3
                                              --------   --------
Net income                                    $   46.8   $   43.0
                                              --------   --------
                                              --------   --------


    CONDENSED CONSOLIDATED BALANCE SHEET DATA

(UNAUDITED, IN MILLIONS)                              March 31  December 31  March 31
                                                        1997       1996        1996
                                                      --------  -----------  --------
 Current assets                                       $2,038.1    $1,626.8   $1,917.8
 Noncurrent assets                                     5,830.8     5,818.3    5,558.1
 Current liabilities                                   3,141.2     2,832.2    2,637.5
 Long-term debt and obligations under capital leases   2,208.0     2,103.9    2,257.4
 Deferred credits and other liabilities                  879.8       935.7    1,341.9
 Mandatorily redeemable preferred security of
  subsidiary                                             507.8       549.2      588.5

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

For the quarter ended March 31, 1997, the Company reported net income of $64.6 million and operating income of $135.0 million. Primary earnings per common share were $.58 ($.52 fully diluted), an improvement of $.17 ($.15 fully diluted). Cash, cash equivalents and unrestricted short-term investments were $1.186 billion at March 31, 1997. Additionally, at March 31, 1997, the Company had available $487.5 million in borrowing capacity under its revolving credit facility providing total available liquidity of $1.673 billion.

Information with respect to the Company's operating statistics follows:

                                                   THREE MONTHS ENDED   %
                                                         MARCH 31        CHG.
                                                   -------------------   ----
Scheduled service:                                    1997      1996
                                                   ---------  --------
      Available seat miles (ASM) (millions)         23,054.8  22,185.7   3.9
      Revenue passenger miles (millions)            16,592.4  15,576.5   6.5
      Passenger load factor (percent)                   72.0      70.2   1.8  pts.
      Revenue passengers (thousands)                  12,661    12,036   5.2
      Revenue yield per passenger mile (cents)         12.30     12.43  (1.0)
      Passenger revenue per scheduled ASM (cents)       8.85      8.72   1.5

Operating revenue per total ASM (cents) (1)             9.57      9.44   1.4
Operating expense per total ASM (cents) (1)             9.01      8.91   1.1

Cargo ton miles (millions)                             492.7     487.2   1.1
Cargo revenue per ton mile (cents)                     34.65     34.95  (0.9)

Fuel gallons consumed (millions)                       471.5     458.0   2.9
Average fuel cost per gallon (cents)                   74.00     61.86  19.6
Number of operating aircraft at end of period            401       386   3.9
Full-time equivalent employees at end of period       47,577    45,619   4.3

(1) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

Operating income increased $.6 million to $135.0 million. The favorable impacts of a $104.8 million increase in passenger revenues and the conclusion of stock-based employee compensation were largely offset by increases in salaries, wages and benefits of $88.3 million, aircraft fuel and related taxes of $65.9 million and aircraft maintenance of $30.6 million.

OPERATING REVENUES. Operating revenues were $2.38 billion, an improvement of $110.7 million (4.9%). System passenger revenues (which represented 86% of total operating revenues) increased $104.8 million (5.4%). The increase was primarily attributable to a 3.9% increase in scheduled service ASMs and a 1.5% increase in passenger revenue per scheduled ASM ("RASM") which was attributable to a 2.6% (1.8 points) increase in passenger load factor offset by a 1.0% decrease in system yield. The Company expects second quarter ASM growth to be less than originally planned due to the late delivery of five widebody aircraft which are currently undergoing third party commissioning.

Domestic passenger revenue increased $103.4 million (7.8%) to $1.42 billion. A 4.4% increase in scheduled service ASMs and a 3.3% increase in RASM resulted in the improved performance. The increase in scheduled service ASMs resulted primarily from the addition of DC9-30, DC10-30 and B757 aircraft during the second and third quarters of 1996 and the first quarter of 1997, which allowed the Company to increase frequencies to 25 cities and enter nine new markets. The increase in RASM was due to a 1.8% (1.2 points) increase in passenger load factor and a 1.3% increase in yield. See also "Other Information - U.S. TRANSPORTATION TAX." Pacific passenger revenue decreased by $1.3 million (.3%) to $507.7 million due to a 4.3% decrease in Pacific RASM which was offset by a 4.1% increase in scheduled service ASMs related to Detroit - Beijing service and additional trans-Pacific frequencies, mainly Minneapolis/St. Paul-Tokyo. The decrease in Pacific RASM was due to a 7.7% decrease in yield which was partially mitigated by a 3.6% (2.7 pts.) increase in passenger load factor. The Pacific yield decrease was largely attributable to a weaker Japanese yen. The average yen per U.S. dollar exchange rate for the three months ended March 31, 1997 and 1996 was 119 and 105, respectively, a weakening of the yen of 13.3%. Atlantic passenger revenue increased $2.7 million (2.5%) to $110.2 million due to a 3.8% increase in RASM which was largely yield related.

OPERATING EXPENSES. Operating expenses increased $110.1 million (5.2%). While operating capacity increased 3.9% to 23.1 billion total service ASMs, operating expense per total service ASM increased 1.1%. Salaries, wages and benefits expense increased $88.3 million (13.7%) due to an increase in average full-time equivalent employees of 4.3% and the end of the Wage Savings Period discussed under "Other Information - LABOR AGREEMENTS." The increase in average full-time equivalent employees was attributable to increased flying of 4.1% and increased traffic of 5.2%. Aircraft fuel and taxes increased $65.9 million (21.6%). A 19.6% increase in average fuel cost per gallon caused $57.2 million of the increase with the balance attributable to increased flying. Aircraft maintenance materials and repairs increased $30.6 million (24.8%) due primarily to the timing of maintenance activities, increased flying and higher engine overhaul costs. Other expenses grew $41.9 million (9.3%) largely due to increased advertising, supplies, selling and marketing fees, claims and outside services.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $11.3 million (16.5%) primarily due to the retirement of debt prior to scheduled maturity and lower interest rates on debt. The foreign currency gains for the three months ended March 31, 1997 and 1996 were primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of $971.3 million, unrestricted short-term investments of $214.6 million and borrowing capacity of $487.5 million under its revolving credit facility, providing total available liquidity of $1.673 billion. In addition, the Company has the ability under another facility to borrow up to $240 million using existing aircraft as collateral. Net cash provided by operating activities for the three months ended March 31, 1997 was $373.5 million, a $83.8 million increase compared with the three months ended March 31, 1996. Investing activities in the first quarter of 1997 consisted primarily of costs to commission aircraft that have not yet entered revenue service, engine hushkitting and DC9-50 interior refurbishment. Investing activities in 1996 pertained primarily to the acquisition of three 757-200 aircraft and one DC-9 aircraft and the modification of DC-9 aircraft. Financing activities for the three months ended March 31, 1997 consisted primarily of the issuance of $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007.

OTHER INFORMATION

LABOR AGREEMENTS. The Company's labor agreements provided for wage and other cost reductions which aggregated $897 million over a 36 to 39 month period (depending on the labor group) (the "Wage Savings Period"). The Wage Savings Period ended on July 31, 1996 for flight attendants, September 30, 1996 for mechanics, ground personnel and management and October 30, 1996 for pilots. The Company's agreements with the employee unions provide that wage scales at the end of the Wage Savings Period snapback to August 1, 1993 levels and potentially snap-up pursuant to formulae based in part on wage rates and wage rate increases at other large U.S. airlines. Consequently, at the end of the Wage Savings Period, salaries and wages increased by approximately $330 million on an annualized basis for both the snapbacks and snap-ups. This increase includes the estimated impact of April 1997 arbitration decisions regarding the calculation of pilot and flight attendant snap-ups.
Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B of the Notes to Consolidated Financial Statements in the Annual Report contain additional discussion of the labor cost savings agreements, stock issued to employees and the related accounting treatment.

FOREIGN CURRENCY. The Company's annual yen-denominated revenues exceed its yen-denominated expenses by approximately 70 billion yen and its yen-denominated liabilities exceed its yen-denominated assets. In general, as the Japanese yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted and a nonoperating foreign currency loss
(gain) is recognized due to the remeasurement of net yen-denominated liabilities. In recent periods, the yen has weakened as the yen to U.S. dollar exchange rate has changed from 107 yen to $1 at March 31, 1996 to 116 yen to $1 at December 31, 1996 to 124 yen to $1 at March 31, 1997.

USE OF FINANCIAL INSTRUMENTS. In order to mitigate its exposure to foreign exchange rate fluctuations, from time to time the Company enters into collar option and forward exchange contracts to hedge its anticipated yen-denominated net cash flows. At April 30, 1997, the Company had $378.9 million (45.7 billion yen) in collar options and forward contracts outstanding to hedge approximately 90% of its remaining 1997 anticipated yen-denominated net cash inflows. In the ordinary course of business, the Company manages the price risk of fuel costs utilizing both regulated exchange traded futures contracts and fuel swap agreements. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of March 31, 1997, the Company had hedged approximately 21% of its remaining 1997 fuel requirements.

U.S. TRANSPORTATION TAX. The United States 10% passenger ticket tax applicable to domestic travel, the 6.25% domestic cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Consequently, the Company ceased collecting these taxes on January 1, 1996. These taxes were reinstated for tickets sold subsequent to August 27, 1996 for travel through December 31, 1996. These taxes lapsed again on January 1, 1997 and were reinstated for tickets sold from March 7, 1997 to September 30, 1997.

EXPRESS AIRLINES AGREEMENT. On April 1, 1997, NWA Inc., a wholly owned subsidiary of the Company, purchased all of the outstanding stock of Express Airlines I, Inc. and an affiliate. Express Airlines I, Inc. is a regional carrier that provides passenger traffic to Northwest at Minneapolis/St. Paul and Memphis.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:
         Exhibit 11.1 - Computation of Primary Earnings per Common Share.
         Exhibit 11.2 - Computation of Fully Diluted Earnings per Common Share.
         Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges.
         Exhibit 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                         Preferred Stock Requirements.
         Exhibit 27.1 - Financial Data Schedule.

    (b)  REPORTS ON FORM 8-K:
         Form 8-K dated March 6, 1997.

SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Northwest Airlines Corporation



    Dated:  May 14, 1997                   By:     /s/ Mark W. Osterberg
                                               ------------------------------
                                                    Mark W. Osterberg
                                                    Vice President and
                                                    Chief Accounting Officer

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