Form 10-Q
period 1997-06-30
NORTHWEST AIRLINES CORP
filed 1997-08-14
CIK 917678

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   F O R M  10 - Q



                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934




                   For the quarterly period ended June 30, 1997


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

                                 Yes   X        No
                                     -----         -----


At June 30, 1997, there were 98,072,081 shares of the registrant's Class A Common Stock and 4,227,018 shares of the registrant's Class B Common Stock outstanding.

                            NORTHWEST AIRLINES CORPORATION



PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations - Three
           months and six months ended June 30, 1997 and 1996                3

           Condensed Consolidated Balance Sheets  - June 30, 1997,
           December 31, 1996 and June 30, 1996                               4

           Condensed Consolidated Statements of Cash Flows - Six months
           ended June 30, 1997 and 1996                                      5

           Notes to Condensed Consolidated Financial Statements              6

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NORTHWEST AIRLINES CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                                  Three months ended          Six months ended
                                                                        June 30                    June 30
(UNAUDITED, IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)         1997        1996         1997         1996
----------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Passenger                                                   $  2,228.6   $  2,228.4  $  4,268.9    $  4,163.9
   Cargo                                                            195.9        186.0       366.6         356.3
   Other                                                            133.1        126.0       297.6         285.0
                                                               ----------   ----------  ----------    ----------
                                                                  2,557.6      2,540.4     4,933.1       4,805.2

OPERATING EXPENSES
   Salaries, wages and benefits                                     770.0        647.9     1,502.5       1,292.1
   Stock-based employee compensation                                   --         65.0          --         185.1
   Aircraft fuel and taxes                                          339.1        330.5       710.6         636.1
   Commissions                                                      215.3        221.8       421.4         425.5
   Aircraft maintenance materials and repairs                       166.1        121.6       320.3         245.2
   Other rentals and landing fees                                   118.2        112.0       223.7         220.7
   Aircraft rentals                                                  91.6         87.5       175.9         171.6
   Depreciation and amortization                                     96.5         93.0       190.6         183.0
   Other                                                            469.7        486.4       962.0         936.8
                                                               ----------   ----------  ----------    ----------
                                                                  2,266.5      2,165.7     4,507.0       4,296.1
                                                               ----------   ----------  ----------    ----------

OPERATING INCOME                                                    291.1        374.7       426.1         509.1

OTHER INCOME (EXPENSE)
   Interest expense, net                                            (59.1)       (65.6)     (116.4)       (134.2)
   Interest of mandatorily redeemable preferred
      security holder                                                (5.9)        (6.9)      (12.0)        (13.9)
   Investment income                                                 17.8         17.9        29.9          33.2
   Foreign currency gain (loss)                                     (27.7)         4.4       (14.9)         11.3
   Other                                                              6.2          6.7        14.3          13.4
                                                               ----------   ----------  ----------    ----------
                                                                    (68.7)       (43.5)      (99.1)        (90.2)
                                                               ----------   ----------  ----------    ----------
INCOME BEFORE INCOME TAXES                                          222.4        331.2       327.0         418.9

Income tax expense                                                   86.2        128.4       126.2         162.7
                                                               ----------   ----------  ----------    ----------

NET INCOME                                                          136.2        202.8       200.8         256.2

Preferred stock requirements                                         (5.1)       (13.2)      (10.1)        (26.2)
                                                               ----------   ----------  ----------    ----------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                   $    131.1   $    189.6  $    190.7    $    230.0
                                                               ----------   ----------  ----------    ----------
                                                               ----------   ----------  ----------    ----------

Earnings per common share:
   PRIMARY                                                     $     1.26   $     1.90  $     1.84    $     2.32
                                                               ----------   ----------  ----------    ----------
                                                               ----------   ----------  ----------    ----------
   FULLY DILUTED                                               $     1.15   $     1.72  $     1.67    $     2.10
                                                               ----------   ----------  ----------    ----------
                                                               ----------   ----------  ----------    ----------

   Average shares used in computation:
      PRIMARY                                                 104,169,130   99,679,687 103,849,231    99,025,045
      FULLY DILUTED                                           114,412,348  110,505,764 114,308,255   109,393,597

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                               June 30    December 31      June 30
(UNAUDITED, IN MILLIONS)                                         1997        1996            1996
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                    $  801.6    $  559.4    $  963.3
   Short-term investments                                          231.0       253.1       366.6
   Accounts receivable, net                                        770.7       656.1       735.0
   Flight equipment spare parts, net                               322.5       262.2       261.3
   Prepaid expenses and other                                      301.9       359.1       270.5
                                                                --------    --------    --------
                                                                 2,427.7     2,089.9     2,596.7
PROPERTY AND EQUIPMENT
   Flight equipment, net                                         3,710.2     3,616.4     3,264.2
   Other property and equipment, net                               923.0       924.1       945.7
                                                                --------    --------    --------
                                                                 4,633.2     4,540.5     4,209.9

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET                         653.8       671.5       691.3

OTHER ASSETS
   International routes, net                                       739.5       751.4       763.5
   Investments in affiliated companies and other                   584.7       458.4       502.7
                                                                --------    --------    --------
                                                                 1,324.2     1,209.8     1,266.2
                                                                --------    --------    --------
                                                                $9,038.9    $8,511.7    $8,764.1
                                                                --------    --------    --------
                                                                --------    --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Air traffic liability                                        $1,187.2    $1,010.7    $1,139.3
   Accounts payable and other liabilities                        1,680.1     1,666.4     1,503.0
   Current maturities of long-term debt and
     capital lease obligations                                     289.0       206.1       343.0
                                                                --------    --------    --------
                                                                 3,156.3     2,883.2     2,985.3

LONG-TERM DEBT                                                   2,026.1     1,916.0     1,980.8

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                         682.6       710.5       746.4

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                                         1,008.5       947.2       793.6
   Pension and postretirement benefits                             381.0       461.2       791.2
   Other                                                           332.0       348.9       314.2
                                                                --------    --------    --------
                                                                 1,721.5     1,757.3     1,899.0
MANDATORILY REDEEMABLE PREFERRED SECURITY OF
   SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
   OBLIGATION OF COMPANY                                           553.9       549.2       579.1

REDEEMABLE PREFERRED STOCK                                         588.8       602.6     1,027.6

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                                      1.0         1.0         1.0
   Additional paid-in capital                                    1,177.1     1,151.1     1,102.7
   Accumulated deficit                                           (754.4)     (945.2)    (1,288.1)
   Other                                                         (114.0)     (114.0)      (269.7)
                                                                --------    --------    --------
                                                                   309.7        92.9      (454.1)
                                                                --------    --------    --------
                                                                $9,038.9    $8,511.7    $8,764.1
                                                                --------    --------    --------
                                                                --------    --------    --------

SEE ACCOMPANYING NOTES.

                            NORTHWEST AIRLINES CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                      Six months ended June 30
(UNAUDITED, IN MILLIONS)                                    1997          1996
-------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  425.5      $ 713.5

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                   (294.4)      (708.5)
   Net decrease (increase) in short-term investments        40.2       (103.6)
   Business acquired                                       (31.3)          --
   Other, net                                               (3.1)         4.2
                                                         -------      -------
      Net cash used in investing activities               (288.6)      (807.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                               250.6          --
Proceeds from sale and leaseback transactions                 --        350.0
Payments of long-term debt and capital lease obligations (130.8)       (137.5)
Other, net                                                (14.5)         (5.7)
                                                         -------      -------
Net cash provided by financing activities                  105.3        206.8

INCREASE IN CASH AND CASH EQUIVALENTS                      242.2        112.4
Cash and cash equivalents at beginning of period           559.4        850.9
                                                         -------      -------
Cash and cash equivalents at end of period               $ 801.6      $ 963.3
                                                         -------      -------
                                                         -------      -------

Cash and cash equivalents and unrestricted short-term
investments at end of period                             $ 959.7     $1,208.9
                                                         -------     --------
                                                         -------     --------
Available to be borrowed under credit facilities         $ 727.3     $  237.3
                                                         -------     --------
                                                         -------     --------

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

4. At June 30, 1997, the Company had no borrowings outstanding under its revolving credit facility. In addition, the Company has the ability under another facility to borrow up to $240 million using existing aircraft as collateral. The $487.3 million available to be borrowed under the revolving credit facility along with the $240 million facility and the $959.7 billion of cash, cash equivalents and unrestricted short-term investments provided the Company with $1.69 billion of available liquidity at June 30, 1997. Scheduled maturities of long-term debt subsequent to June 30, 1997, excluding short-term notes payable, are $109.8 million in 1997, $161.1 million in 1998, $184.0 million in 1999, $97.6 million in 2000 and $127.7 million in
   2001.

5. The Company manages a portion of the price risk of fuel costs utilizing both regulated exchange traded futures contracts and fuel swap agreements. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains or losses on open and closed hedge contracts are deferred and included in the condensed consolidated balance sheets as accounts payable and other liabilities or prepaid expenses, respectively, until the related fuel inventory is expensed, at which time both the fuel cost and gain or loss on the hedge instrument are accounted for as fuel expense.

6. Currently, earnings per share ("EPS") calculations are performed pursuant to Accounting Principles Board Opinion No. 15. NWAC will be required to present EPS data in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" commencing with the fourth quarter of 1997. While early adoption of Statement No. 128 is not permitted, the following pro forma supplemental data is presented:

                                                Three months ended June 30   Six months ended June 30
                                                ---------------------------- -------------------------
                                                     1997           1996        1997         1996
                                                -------------  ------------- -----------  ------------
Earnings per common share using
    Statement No. 128 approach:

    Basic                                          $  1.29        $  1.95     $  1.88      $  2.38

    Diluted                                        $  1.15        $  1.72     $  1.67      $  2.10

7. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data is presented for Northwest Airlines, Inc.

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      (UNAUDITED, IN MILLIONS)            Three Months Ended      Six Months Ended
                                                June 30               June 30
                                        ---------------------- ----------------------
                                           1997        1996       1997        1996
                                        ----------  ---------- ----------  ----------
      Operating revenues                $  2,466.8  $  2,488.6 $  4,757.2  $  4,666.7
      Operating expenses                   2,190.8     2,123.9    4,358.6     4,184.2
                                        ----------  ---------- ----------  ----------
      Operating income                       276.0       364.7      398.6       482.5
       Other income (expense)               (81.8)      (41.6)    (125.6)      (89.1)
                                        ----------  ---------- ----------  ----------
      Income before income taxes             194.2       323.1      273.0       393.4
      Income tax expense                      74.7       120.8      106.7       148.0
                                        ----------  ---------- ----------  ----------
      Net income                        $    119.5  $    202.3 $    166.3  $    245.4
                                        ----------  ---------- ----------  ----------
                                        ----------  ---------- ----------  ----------


   CONDENSED CONSOLIDATED BALANCE SHEET DATA

      (UNAUDITED, IN MILLIONS)                                  June 30      December 31      June 30
                                                                  1997           1996           1996
                                                              ----------     ----------     ----------
      Current assets                                          $  1,939.3     $  1,626.8     $  2,152.4
      Noncurrent assets                                          5,977.7        5,818.3        5,563.2
      Current liabilities                                        3,040.7        2,832.2        2,736.2
      Long-term debt and obligations under capital leases        2,202.1        2,103.9        2,168.2
      Deferred credits and other liabilities                       829.7          935.7        1,237.7
      Mandatorily redeemable preferred security of subsidiary      553.9          549.2          579.1

   See also Note P to Consolidated Financial Statements in the Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Substantially all of the Company's results of operations are attributable to Northwest Airlines, Inc. ("Northwest") and the following discussion pertains primarily to Northwest. The Company acquired Express Airlines I, Inc. ("Express") on April 1, 1997 and the operating results of Express are included in the consolidated financial statements commencing on that date. See also "Other Information - EXPRESS AIRLINES." The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

For the quarter ended June 30, 1997, the Company reported net income of $136.2 million and operating income of $291.1 million. Primary earnings per common share were $1.26 ($1.15 fully diluted), a decrease of $.64 ($.57 fully diluted).

Information with respect to the Company's operating statistics follows (1):

                                                            THREE MONTHS ENDED     %      SIX MONTHS ENDED     %
                                                                 JUNE 30          CHG.         JUNE 30        CHG.
                                                        -----------------------  -----    ------------------  ----
                                                        -----------------------  -----    ------------------  ----
Scheduled service:                                       1997           1996                 1997    1996
                                                        --------       --------           --------  --------
     Available seat miles (ASM) (millions)              24,225.0       23,460.0    3.3    47,279.8  45,645.6   3.6
     Revenue passenger miles (millions)                 18,142.0       17,561.5    3.3    34,734.5  33,138.0   4.8
     Passenger load factor (percent)                        74.9           74.9     --        73.5      72.6   0.9 pts.
     Revenue passengers (thousands)                       13,862         13,555    2.3      26,524    25,591   3.6
     Revenue yield per passenger mile (cents)              12.08          12.69   (4.8)      12.18     12.57  (3.1)
     Passenger revenue per scheduled ASM (cents)            9.05           9.50   (4.7)       8.95      9.12  (1.9)

Operating revenue per total ASM (cents) (2)                 9.74          10.18   (4.3)       9.66      9.82  (1.6)
Operating expense per total ASM (cents) (2)                 8.64           8.62    0.2        8.82      8.76   0.7

Cargo ton miles (millions)                                 553.6          555.1   (0.3)    1,046.4   1,042.3   0.4
Cargo revenue per ton mile (cents)                         35.39          33.51    5.6       35.03     34.18   2.5

Fuel gallons consumed (millions)                           494.7          485.8    1.8       966.2     943.8   2.4
Average fuel cost per gallon (cents)                       63.46          63.33    0.2       68.60     62.62   9.5
Number of operating aircraft at end of period                                                  399       397   0.5
Full-time equivalent employees at end of period                                             48,197    46,863   2.8

(1)  All statistics exclude Express Airlines I, Inc.
(2) Excludes the estimated revenues or expenses related to the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Operating income decreased $83.6 million to $291.1 million. This decrease was primarily due to increases in salaries, wages and benefits of $122.1 million and aircraft maintenance of $44.5 million offset by the impact of the conclusion of stock-based employee compensation.

OPERATING REVENUES. Operating revenues were $2.56 billion, an improvement of $17.2 million (.7%). Consolidated system passenger revenues (which represented 87.1% of total operating revenues) were basically unchanged. A 3.3% increase in Northwest's scheduled service ASMs and the $36.9 million 1997 revenues of Express were offset by a 4.7% decrease in Northwest's passenger revenue per scheduled ASM ("RASM"). The decrease in RASM was due to a 4.8% decrease in system yield.

Northwest's domestic passenger revenue decreased $3.2 million (.2%) to $1.5 billion. A 1.6% increase in scheduled service ASMs was offset by a 1.8% decrease in RASM due to a 3.5% decrease in yield. The decrease in yield was primarily related to the reinstatement of ticket taxes. See also "Other Information - U.S. TRANSPORTATION TAX." Pacific passenger revenue decreased by $28.8 million (5.3%) to $520.8 million due to a 12.1% decrease in Pacific RASM which was offset by a 7.8% increase in scheduled service ASMs related to the initiation of Minneapolis/St. Paul-Osaka service and additional trans-Pacific frequencies, mainly Minneapolis/St. Paul-Tokyo. The decrease in Pacific RASM was due to an 8.8% decrease in yield and a 3.6% (2.9 pts.) decrease in passenger load factor. A majority of the Pacific yield decrease was attributable to a weaker Japanese yen. The average yen per U.S. dollar exchange rate for the three months ended June 30, 1997 and 1996 was 122 and 107, respectively, a weakening of the yen of 14.0%. Atlantic passenger revenue decreased $4.7 million (2.6%) to $175.9 million due to a 1.2% decrease in RASM which was yield related.

OPERATING EXPENSES. Consolidated operating expenses increased $100.8 million (4.7%). While operating capacity increased 3.4% to 24.3 billion total service ASMs, operating expense per total service ASM increased .2%. Salaries, wages and benefits expense increased $122.1 million (18.8%) due to an increase in average full-time equivalent employees of 3.1%, the end of the Wage Savings Period discussed under "Other Information - LABOR AGREEMENTS" and the $11 million retroactive impact of wage snap-ups. The increase in average full-time equivalent employees was attributable to increased flying of 3.4% and increased traffic of 2.3%. Aircraft maintenance materials and repairs increased $44.5 million (36.6%) due primarily to the increase in the number of engine and airframe overhauls and mandated fleet campaigns.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $6.5 million (9.9%) primarily due to the retirement of debt prior to scheduled maturity and lower interest rates on debt. The foreign currency loss for the three months ended June 30, 1997 was attributable to charges related to Japanese yen forward exchange and collar option contracts and balance sheet remeasurement of foreign currency-denominated assets and liabilities. The foreign currency gain for the three months ended June 30, 1996 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Operating income decreased $83.0 million (16.3%) to $426.1 million. The favorable impacts of a $105.0 million increase in passenger revenues and the conclusion of stock-based employee compensation were more than offset by increases in salaries, wages and benefits of $210.4 million, aircraft maintenance of $75.1 million and aircraft fuel of $74.5 million.

OPERATING REVENUES. Consolidated operating revenues were $4.93 billion, an improvement of $127.9 million (2.7%). System passenger revenues (which represented 86.5% of total operating revenues) increased $105.0 million (2.5%). The increase was attributable to a 3.6% increase in Northwest's scheduled service ASMs and the $36.9 million 1997 revenues of Express which were somewhat offset by a 1.9% decrease in Northwest's RASM. The decrease in RASM was attributable to a 3.1% decrease in system yield which was partially offset by a 1.2% (0.9 pts.) increase in passenger load factor.

Northwest's domestic passenger revenue increased $100.3 million (3.6%) to $2.92 billion. A 3.0% increase in scheduled service ASMs and a .6 % increase in RASM resulted in the improved performance. The increase in scheduled service ASMs resulted primarily from the addition of DC9-30, DC10-30 and Boeing 757 aircraft during the second and third quarters of 1996 and the first and second quarters of 1997, which allowed the Company to increase frequencies to 26 cities and enter ten new markets. The increase in RASM was due to a 1.7% (1.2 pts.) increase in passenger load factor offset by a 1.2% decrease in yield. See also "Other Information - U.S. TRANSPORTATION TAX." Pacific passenger revenue decreased by $30.2 million (2.8%) to $1.03 billion due to an 8.3% decrease in Pacific RASM which was somewhat offset by a 6.0% increase in scheduled service ASMs related to initiation of Minneapolis/St. Paul-Osaka service and additional trans-Pacific frequencies, mainly Minneapolis/St. Paul-Tokyo. The decrease in Pacific RASM was primarily due to an 8.1% decrease in yield. The Pacific yield decrease was largely attributable to a weaker Japanese yen. The average yen per U.S. dollar exchange rate for the six months ended June 30, 1997 and 1996 was 121 and 106, respectively, a weakening of the yen of 14.2%. Atlantic passenger revenue decreased $2.0 million (.7%) to $286.1 million due to a 1.4% decrease in scheduled service ASMs somewhat offset by a .6% increase in RASM which was due to a 2.2% (1.8 pts.) increase in passenger load factor.

OPERATING EXPENSES. Consolidated operating expenses increased $210.9 million (4.9%). While operating capacity increased 3.7% to 47.4 billion total service ASMs, operating expense per total service ASM increased .7%. Salaries, wages and benefits expense increased $210.4 million (16.3%) due to an increase in average full-time equivalent employees of 3.7% and the end of the Wage Savings Period discussed under "Other Information - LABOR AGREEMENTS." The increase in average full-time equivalent employees was attributable to increased flying of 3.7%. Aircraft fuel and taxes increased $74.5 million (11.7%). A 9.5% increase in average fuel cost per gallon caused $57.8 million of the increase with the balance attributable to increased flying. Aircraft maintenance materials and repairs increased $75.1 million (30.6%) due primarily to increased flying, an increased number of engine and airframe overhauls and mandated fleet campaigns.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $17.8 million (13.3%) primarily due to the retirement of debt prior to scheduled maturity and lower interest rates on debt. The foreign currency loss for the six months ended June 30, 1997 was attributable to charges related to Japanese yen forward exchange and collar option contracts and to balance sheet remeasurement of foreign currency-denominated assets and liabilities. The foreign currency gain for the six months ended June 30, 1996 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and cash equivalents of $801.6 million, unrestricted short-term investments of $158.1 million, borrowing capacity of $487.3 million under its revolving credit facility and the ability under another facility to borrow up to $240 million using existing aircraft as collateral, providing total available liquidity of $1.69 billion. Net cash provided by operating activities for the six months ended June 30, 1997 was $425.5 million, a $288.0 million decrease compared with the six months ended June 30, 1996 due to lower earnings, 1996 stock-based compensation expense which was a non-cash operating expense and current period pension plan contributions which exceeded prior period contributions by $161.4 million. Investing activities in 1997 consisted primarily of costs to commission aircraft that have not yet entered revenue service, engine hushkitting, DC9-50 interior refurbishment, aircraft deposits, ground equipment purchases and the acquisition of Express. Investing activities in 1996 pertained primarily to the acquisition of three DC-9 aircraft, and nine Boeing 757 aircraft; the purchase off lease of 13 DC-9 aircraft and two 727 aircraft; and the modification of DC-9 aircraft. Financing activities for the six months ended June 30, 1997 consisted primarily of the issuance of $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007 and the payment of debt and capital lease obligations. Financing activities in 1996 pertain primarily to the sale and leaseback of seven of the nine 757 aircraft and the payment of debt and capital lease obligations.

Also, as discussed under "Other Information - KLM AGREEMENT," the Company has entered into an agreement in principle with KLM Royal Dutch Airlines ("KLM") to (a) acquire from KLM its NWAC common stock for approximately $1.1 billion over three years and (b) acquire NWAC Series A and B Preferred Stock held by KLM. The 1997 tranche is expected to include the repurchase of approximately
6.8 million common shares for approximately $272 million and the repurchase of all outstanding Series A and B Preferred Stock held by KLM and others.
The Series A and B Preferred Stock has a financial statement carrying value of approximately $250 million. The 1997 repurchase is expected to be funded using existing cash resources. The funding of subsequent tranches will be determined based on conditions at the time.

OTHER INFORMATION

LABOR AGREEMENTS. The Company's labor agreements provided for wage and other cost reductions which aggregated $897 million over 36 to 39 month periods (depending on the labor group) (the "Wage Savings Period"). The Wage Savings Period ended on July 31, 1996 for flight attendants, September 30, 1996 for mechanics, ground personnel and management and October 30, 1996 for pilots. The Company's agreements with the employee unions provided that wage scales at the end of the Wage Savings Period snapback to August 1, 1993 levels and snap-up pursuant to formulae based in part on wage rates and wage rate increases at other large U.S. airlines. Consequently, at the end of the Wage Savings Period, salaries and wages increased by approximately $340 million on an annualized basis including $50 million for snap-ups. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B of the Notes to Consolidated Financial Statements in the Annual Report contain additional discussion of the labor cost savings agreements, stock issued to employees and the related accounting treatment.

FOREIGN CURRENCY. The Company's annual yen-denominated revenues exceed its yen-denominated expenses by approximately 70 billion yen and its yen-denominated liabilities exceed its yen-denominated assets. In general, as the Japanese yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted and a nonoperating foreign currency loss
(gain) is recognized due to the remeasurement of net yen-denominated liabilities. In recent periods, the yen has weakened as the yen to U.S. dollar exchange rate has changed from 110 yen to $1 at June 30, 1996 to 116 yen to $1 at December 31, 1996 and 115 yen to $1 at June 30, 1997.

USE OF FINANCIAL INSTRUMENTS. In order to mitigate its exposure to foreign exchange rate fluctuations, from time to time the Company enters into forward exchange and collar option contracts to hedge its anticipated yen-denominated net cash flows. At June 30, 1997, the Company had $329.1 million (39.6 billion yen) in forward exchange and collar option contracts outstanding to hedge approximately 90% of its remaining 1997 anticipated yen-denominated net cash flows. In the ordinary course of business, the Company manages the price risk of fuel costs utilizing both regulated exchange traded futures contracts and fuel swap agreements. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of June 30, 1997, the Company had hedged approximately 58% of its remaining 1997 fuel requirements.

U.S. TRANSPORTATION TAX. The United States 10% passenger ticket tax applicable to domestic travel, the 6.25% domestic cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Consequently, the Company ceased collecting these taxes on January 1, 1996. These taxes were reinstated for tickets sold subsequent to August 27, 1996 for travel through December 31, 1996. These taxes lapsed again on January 1, 1997 and were reinstated for tickets sold from March 7, 1997 to September 30, 1997. The Company estimates that the reinstatement of the transportation taxes had an $80 million adverse impact on passenger revenues for the quarter ended June 30, 1997 and anticipates the third quarter of 1997 will be similarly impacted.

Congress has enacted legislation which revises transportation taxes and institutes new taxes for tickets for travel on October 1, 1997 to December 31, 2007. The legislation includes a reduction in the passenger ticket tax to 7.5% over three years (the rate will be 9% beginning in October 1997) with certain rural airports subject to a 7.5% tax throughout the life of the bill.
 The $6 international departure tax will increase to $12 and a new $12 international arrival tax will be imposed (both beginning for tickets sold on or after August 13, 1997 for travel commencing on or after October 1, 1997). The departure tax on travel between the U.S. 48 states and Alaska or Hawaii will remain at $6. A new segment fee applicable to domestic travel which begins at $1 for the period from October 1, 1997 to September 30, 1998 and gradually increases to $3 for the calendar year 2002 and thereafter is also imposed. Rural airports are exempt from this segment fee, but travel between the U.S. 48 states and Alaska or Hawaii will be subject to this new tax.
Both the international departure and arrival taxes and the segment fee will be indexed each year to the consumer price index. In addition, a 7.5% tax on the revenue generated from the sale of frequent flyer miles was included in the legislation. The impact of the changes is expected to increase annualized U.S. transportation taxes collected by Northwest from current levels by approximately $50 million resulting in an undetermined dilution of future passenger revenue.

EXPRESS AIRLINES. On April 1, 1997, NWA Inc., a wholly owned subsidiary of the Company, purchased all of the outstanding stock of Express Airlines I, Inc. and an affiliate. Express Airlines I, Inc. is a regional carrier that provides passenger traffic to Northwest at Memphis.

AIRBUS MEMORANDUM OF UNDERSTANDING. In June 1997, Northwest entered into a memorandum of understanding with AVSA, S.A.R.L. for the purchase by Northwest of 50 firm and up to 100 option Airbus Industrie A319 aircraft, with delivery scheduled to commence in 1999. The memorandum of understanding is subject to the satisfaction of certain conditions.

KLM AGREEMENT. In July 1997, the Company and KLM reached agreement in principle on a long-term commercial and operational alliance. The agreement in principle is subject to the execution of definitive documentation, approval of the respective boards of the Company and KLM, the consent of the Company's other Series B Preferred stockholder, the Company's and KLM's conclusion that the U.S. Department of Transportation approval is not necessary or, if such approval is required, the receipt of such approval, and certain other conditions. The agreement in principle provides for a minimum term of 10 years for the alliance and includes the acquisition by the Company of all NWAC common and preferred stock currently held by KLM. The agreement also presently provides for the acquisition by the Company of 3.29 million shares of common stock which KLM has the option to acquire from other stockholders. The financial accounting implications of the arrangement to acquire common stock will be to reduce common stockholders' equity by approximately $1.1 billion when the agreement is executed and to reduce the average outstanding common shares used in the EPS denominator over time as the common shares are actually acquired by the Company. In connection with the KLM share repurchases, the Company also expects to repurchase all other outstanding shares of Series B Preferred Stock.

The Company will repurchase the stock from KLM in four tranches, the first of which will include 6.8 million NWAC common shares and the preferred shares held by KLM. The purchase price for the first tranche of common stock is $40 per common share. The purchase price for the second, third and fourth tranches, which will include 4.9 million, 3.22 million and 10.05 million common shares, respectively, will accrete an amount presently set at approximately seven percent per year from $40 per common share, subject to adjustment for certain change in control or equity issuance transactions. Concurrently with the purchase of the first tranche, all of KLM's existing governance rights under various stockholder and other agreements will be cancelled and the Company and KLM will enter into reciprocal standstill agreements. As a result of these transactions, KLM's common stock voting position in the Company will decrease from its current level of approximately 19 percent to 17 percent after the sale of the first tranche and then to 13 percent in 1998, 10 percent in 1999 and zero percent in 2000 with the sale of the final tranche. The closing of the third and fourth tranches is subject to the alliance obtaining certain antitrust immunity and if either tranche does not close, KLM's remaining common shares will be converted to non-voting Class B Common Stock and Northwest will have the right to terminate the alliance.

Under the agreement in principle, the two airlines will expand their current areas of cooperation to include services between Europe and Canada and Mexico. In addition, the two companies plan to increase the level of cooperation between their respective cargo divisions and will explore extending their alliance to include additional partners and to further develop strategies for joint marketing and product development. The companies intend to finalize agreements within 60 days and KLM will then withdraw its pending legal actions.

PART II.  OTHER INFORMATION

ITEM 1.

Reference is made to Item 3, "Legal Proceedings" included in the Annual Report.

KLM ROYAL DUTCH AIRLINES V. A. CHECCHI, ET AL. (Delaware Court of Chancery, New Castle County, Civil Action No. 14764). In July 1997, KLM and the Company reached an agreement in principle on a long-term commercial and operational alliance. In connection with the execution of definitive documentation, KLM will dismiss this litigation. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information -KLM AGREEMENT."

In the ordinary course of its business the Company is party to various legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party (including those described above and in the Annual Report) will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 6.   EXHIBITS

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

                                                Northwest Airlines Corporation



    Dated:  August 14, 1997                      By: /s/ Mark W. Osterberg
                                                     -------------------------
                                                      Mark W. Osterberg
                                                      Vice President and
                                                      Chief Accounting Officer

EXHIBIT INDEX
-------------



    Exhibit No.                   Description
    ----------                   -------------

     11.1          Computation of Primary Earnings Per Common Share.

     11.2          Computation of Fully Diluted Earnings per Common Share.

     12.1          Computation of Ratio of Earnings to Fixed Charges.

     12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

     27.1          Financial Data Schedule.