Form 10-Q
period 1997-09-30
NORTHWEST AIRLINES CORP
filed 1997-11-14
CIK 917678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                                 Yes   X      No
                                     ----         ----

At September 30, 1997, there were 94,796,153 shares of the registrant's Class A Common Stock and 1,506,099 shares of the registrant's Class B Common Stock outstanding.

                         NORTHWEST AIRLINES CORPORATION


PART I.  FINANCIAL INFORMATION                                        Page No.
                                                                      --------


     Item 1.   Financial Statements

               Condensed Consolidated Statements of Income -
               Three months and nine months ended September 30,
               1997 and 1996.                                             3

               Condensed Consolidated Balance Sheets -
               September 30, 1997, December 31, 1996 and
               September 30, 1996.                                        4

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1997 and 1996.             5

               Notes to Condensed Consolidated Financial Statements       6

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                                 Three months ended             Nine months ended
                                                                     September 30                 September 30
(UNAUDITED, IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)      1997           1996           1997           1996
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Passenger                                             $   2,449.1    $   2,421.1    $   6,718.0    $   6,585.0
     Cargo                                                       200.5          187.2          567.1          543.5
     Other                                                       151.8          126.9          449.4          411.9
                                                           -----------    -----------    -----------    -----------
                                                               2,801.4        2,735.2        7,734.5        7,540.4

OPERATING EXPENSES
     Salaries, wages and benefits                                756.3          660.9        2,258.8        1,953.0
     Stock-based employee compensation                              --           59.2             --          244.3
     Aircraft fuel and taxes                                     345.1          370.9        1,055.7        1,007.0
     Commissions                                                 236.1          242.9          657.5          668.4
     Aircraft maintenance materials and repairs                  146.5          146.0          466.8          391.2
     Other rentals and landing fees                              117.6          117.1          341.3          337.8
     Aircraft rentals                                             93.4           86.4          269.3          258.0
     Depreciation and amortization                                98.8           95.7          289.4          278.7
     Other                                                       503.8          486.7        1,465.8        1,423.5
                                                           -----------    -----------    -----------    -----------
                                                               2,297.6        2,265.8        6,804.6        6,561.9
                                                           -----------    -----------    -----------    -----------

OPERATING INCOME                                                 503.8          469.4          929.9          978.5

OTHER INCOME (EXPENSE)
     Interest expense, net                                       (58.8)         (66.0)        (175.2)        (200.2)
     Interest of mandatorily redeemable preferred
          security holder                                         (6.3)          (6.7)         (18.3)         (20.6)
     Investment income                                            16.8           17.4           46.7           50.6
     Foreign currency gain (loss)                                 11.0            1.0           (3.9)          12.3
     Other                                                         6.4           (4.5)          20.7            8.9
                                                           -----------    -----------    -----------    -----------
                                                                 (30.9)         (58.8)        (130.0)        (149.0)
                                                           -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                       472.9          410.6          799.9          829.5

Income tax expense                                               182.6          156.7          308.8          319.4
                                                           -----------    -----------    -----------    -----------

NET INCOME                                                       290.3          253.9          491.1          510.1

Preferred stock requirements                                      (3.1)          (6.2)         (13.2)         (32.4)
Preferred stock transaction                                         --           74.5             --           74.5
                                                           -----------    -----------    -----------    -----------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS               $     287.2    $     322.2    $     477.9    $     552.2
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

Earnings per common share:
     PRIMARY
          Before effect of preferred stock transaction     $      2.75    $      2.42    $      4.59    $      4.75
          Preferred stock transaction                               --            .73             --            .74
                                                           -----------    -----------    -----------    -----------
          Earnings per common share                        $      2.75    $      3.15    $      4.59    $      5.49
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

     FULLY DILUTED
          Before effect of preferred stock transaction     $      2.51    $      2.20    $      4.18    $      4.33
          Preferred stock transaction                               --            .66             --            .67
                                                           -----------    -----------    -----------    -----------
          Earnings per common share                        $      2.51    $      2.86    $      4.18    $      5.00
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

     Average shares used in computation:
          PRIMARY                                          104,443,188    102,190,976    104,051,241    100,629,199
          FULLY DILUTED                                    114,448,885    112,611,458    114,477,226    110,474,048

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------



                                                  September 30   December 31    September 30
(UNAUDITED, IN MILLIONS)                               1997           1996           1996
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                     $ 1,072.3      $   559.4      $   727.8
     Short-term investments                            194.8          253.1          345.3
     Accounts receivable, net                          769.9          656.1          739.2
     Flight equipment spare parts, net                 345.7          262.2          255.3
     Prepaid expenses and other                        296.2          359.1          338.3
                                                   ---------      ---------      ---------
                                                     2,678.9        2,089.9        2,405.9

PROPERTY AND EQUIPMENT
     Flight equipment, net                           3,866.6        3,616.4        3,549.8
     Other property and equipment, net                 903.4          924.1          941.6
                                                   ---------      ---------      ---------
                                                     4,770.0        4,540.5        4,491.4

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET             645.5          671.5          681.9

OTHER ASSETS
     International routes, net                         733.6          751.4          757.4
     Investments in affiliated companies and other     528.2          458.4          505.0
                                                   ---------      ---------      ---------
                                                     1,261.8        1,209.8        1,262.4
                                                   ---------      ---------      ---------
                                                   $ 9,356.2      $ 8,511.7      $ 8,841.6
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Air traffic liability                         $ 1,266.2      $ 1,010.7      $ 1,088.8
     Accounts payable and other liabilities          1,820.5        1,666.4        1,918.5
     Current maturities of long-term debt and
          capital lease obligations                    218.1          206.1          124.9
                                                   ---------      ---------      ---------
                                                     3,304.8        2,883.2        3,132.2

LONG-TERM DEBT                                       1,958.4        1,916.0        1,830.7

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES             664.1          710.5          732.0

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                           1,152.4          947.2          944.1
     Pension and postretirement benefits               394.9          461.2          786.4
     Other                                             659.2          348.9          340.8
                                                   ---------      ---------      ---------
                                                     2,206.5        1,757.3        2,071.3

MANDATORILY REDEEMABLE PREFERRED SECURITY OF
     SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
     OBLIGATION OF COMPANY                             524.7          549.2          567.2

REDEEMABLE STOCK
     Preferred                                         324.4          602.6          596.7
     Common                                            848.5             --             --

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock                                        1.0            1.0            1.0
     Additional paid-in capital                      1,224.3        1,151.1        1,145.5
     Accumulated deficit                              (467.3)        (945.2)        (965.9)
     Other                                            (111.6)        (114.0)        (269.1)
     Treasury stock                                 (1,121.6)            --             --
                                                   ---------      ---------      ---------
                                                      (475.2)          92.9          (88.5)
                                                   ---------      ---------      ---------
                                                   $ 9,356.2      $ 8,511.7      $ 8,841.6
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------



                                                                 Nine months ended September 30
(UNAUDITED, IN MILLIONS)                                              1997              1996
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  1,477.3        $  1,205.4

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                            (501.7)         (1,063.4)
     Net decrease (increase) in short-term investments                 70.5             (82.2)
     Business acquired                                                (32.6)             --
     Other, net                                                        (6.4)              7.1
                                                                 ----------        ----------
          Net cash used in investing activities                      (470.2)         (1,138.5)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repurchase of common and preferred stock                        (524.4)               --
     Proceeds from long-term debt                                     250.6               7.6
     Proceeds from sale and leaseback transactions                    126.0             350.0
     Payment of long-term debt and capital lease obligations         (321.1)           (521.1)
     Other, net                                                       (25.3)            (26.5)
                                                                 ----------        ----------
          Net cash used in financing activities                      (494.2)           (190.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      512.9            (123.1)
Cash and cash equivalents at beginning of period                      559.4             850.9
                                                                 ----------        ----------
Cash and cash equivalents at end of period                       $  1,072.3        $    727.8
                                                                 ----------        ----------
                                                                 ----------        ----------

Cash and cash equivalents and unrestricted short-term
     investments at end of period                                $  1,221.7        $    961.8
                                                                 ----------        ----------
                                                                 ----------        ----------

Available to be borrowed under credit facilities                 $    729.3        $    477.2
                                                                 ----------        ----------
                                                                 ----------        ----------


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

4. At September 30, 1997, the Company had no borrowings outstanding under its revolving credit facility. In addition, the Company has the ability under another facility to borrow up to $240 million using existing aircraft as collateral. The $489.3 million available to be borrowed under the revolving credit facility along with the $240 million facility and the $1.22 billion of cash, cash equivalents and unrestricted short-term investments provided the Company with $1.95 billion of available liquidity at September 30, 1997. Scheduled maturities of long-term debt subsequent to September 30, 1997 are $14.9 million in 1997, $159.5 million in 1998, $182.3 million in 1999, $96.0 million in 2000 and $125.9 million in 2001.

5. The Company's aircraft orders as of September 30, 1997, include commitments to acquire 20 Airbus A320 aircraft, 50 Airbus A319 aircraft, 25 Boeing 757-200 aircraft, 16 Airbus A330 aircraft and four Boeing 747-400 aircraft. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $18 million in 1997, $518 million in 1998, $828 million in 1999, $318 million in 2000, $430 million in 2001 and $879 million in 2002.

     In October 1997, the Company exercised an option to purchase 24 additional Avro Regional Jet aircraft. The Company now has on order 30 aircraft with two scheduled for delivery in 1997, ten each in 1998 and 1999 and eight in 2000. Committed expenditures for these aircraft, including contractual price escalations, are approximately $700 million. The Company will lease six of the 30 aircraft to Mesaba Aviation, Inc. ("Mesaba") (in addition to the six currently leased to Mesaba) under its Regional Jet Services Agreement. The Company intends to lease the remaining 24 aircraft to one or more regional commuter airline partners.

6. The Company manages a portion of the price risk of fuel costs utilizing both regulated exchange traded futures contracts and fuel swap agreements. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains or losses on open and closed hedge contracts are deferred and included in the condensed consolidated balance sheets as accounts payable and other liabilities or prepaid expenses, respectively, until the related fuel inventory is expensed, at which time both the fuel cost and gain or loss on the hedge instrument are accounted for as fuel expense.

7. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information," on September 29, 1997, the Company entered into an agreement to repurchase for $1.12 billion over four years the NWAC common stock held by KLM Royal Dutch Airlines. On that date, 6.8 million shares were repurchased along with all of the Company's Series A and B Preferred Stock held by KLM and other holders. The remaining 18.2 million shares of common stock to be repurchased were reclassified to redeemable common stock from common stockholders' equity (deficit), as required for such stock transactions. However, earnings per share calculations will continue to include the 18.2 million shares until actually repurchased.

8. Currently, earnings per share ("EPS") calculations are performed pursuant to Accounting Principles Board Opinion No. 15. NWAC will be required to present EPS data in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" commencing with the fourth quarter of 1997. While early adoption of Statement No. 128 is not permitted, the following pro forma supplemental data is presented:

                                     Three months        Nine months
                                    ended Sept. 30      ended Sept. 30
                                   ---------------     -----------------
                                     1997     1996      1997      1996
                                   -------   -------   -------   -------
Earnings per common share using
    Statement No. 128 approach:

    Basic                          $  2.80   $  3.26   $  4.69   $  5.68

    Diluted                        $  2.52   $  2.86   $  4.19   $  5.00


9. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data is presented for Northwest Airlines, Inc., the principal indirect operating subsidiary of the Company.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended          Nine Months Ended
                                   September 30               September 30
                             -----------------------    -----------------------
                                 1997        1996           1997         1996
                             ----------   ----------    ----------   ----------
Operating revenues           $  2,714.1   $  2,688.2    $  7,471.3   $  7,354.9
Operating expenses              2,223.1      2,227.5       6,581.7      6,411.6
                             ----------   ----------    ----------   ----------
Operating income                  491.0        460.7         889.6        943.3
 Other income (expense)           (42.0)       (56.2)       (167.6)      (145.3)
                             ----------   ----------    ----------   ----------
Income before income taxes        449.0        404.5         722.0        798.0
Income tax expense                169.1        149.6         275.9        297.7
                             ----------   ----------    ----------   ----------
Net income                   $    279.9   $    254.9    $    446.1   $    500.3
                             ----------   ----------    ----------   ----------
                             ----------   ----------    ----------   ----------


     CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                        September 30  December 31   September 30
                                             1997         1996          1996
                                        ------------  -----------   -----------
 Current assets                         $   2,130.6   $   1,626.8   $   1,864.8
 Noncurrent assets                          6,045.8       5,818.3       5,829.8
 Current liabilities                        3,153.3       2,832.2       2,681.5
 Long-term debt and obligations
     under capital leases                   2,123.1       2,103.9       2,040.0
 Deferred credits and other liabilities     1,167.3         935.7       1,256.3
 Mandatorily redeemable preferred
     security of subsidiary                   524.7         549.2         567.2


     See also Note P of the Notes to Consolidated Financial Statements in the Annual Report.

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

For the quarter ended September 30, 1997, the Company reported net income of $290.3 million and operating income of $503.8 million. Primary earnings per common share were $2.75 ($2.51 fully diluted), an increase of $.33 ($.31 fully diluted) excluding the effect of the July 1996 acquisition of a portion of the Company's preferred stock which increased net income applicable to common stockholders $74.5 million ($.73 primary and $.66 fully diluted).

Information with respect to the Company's operating statistics follows (1):



                                                     THREE MONTHS ENDED        %           NINE MONTHS ENDED         %
                                                         SEPTEMBER 30         CHG.            SEPTEMBER 30          CHG.
                                                    ---------------------    -----     ------------------------    ------
                                                      1997         1996                   1997           1996
                                                    --------     --------              ---------       --------
Scheduled service:
     Available seat miles (ASM) (millions)          25,782.2     25,142.0      2.5      73,062.0       70,787.6      3.2
     Revenue passenger miles (millions)             20,028.0     19,311.1      3.7      54,762.5       52,449.1      4.4
     Passenger load factor (percent)                    77.7         76.8      0.9pts.      75.0           74.1      0.9pts.
     Revenue passengers (thousands)                   14,743       14,368      2.6        41,267         39,959      3.3
     Revenue yield per passenger mile (cents)          12.05        12.54     (3.9)        12.13          12.55     (3.3)
     Passenger revenue per scheduled ASM (cents)        9.36         9.63     (2.8)         9.10           9.30     (2.2)

Operating revenue per total ASM (cents) (2)            10.12        10.30     (1.7)         9.82           9.99     (1.7)
Operating expense per total ASM (cents) (2)             8.19         8.47     (3.3)         8.60           8.66     (0.7)

Cargo ton miles (millions)                             594.4        581.8      2.2       1,640.8        1,624.1      1.0
Cargo revenue per ton mile (cents)                     33.68        32.18      4.7         34.53          33.46      3.2

Fuel gallons consumed (millions)                       530.8        519.5      2.2       1,497.0        1,463.4      2.3
Average fuel cost per gallon (cents)                   60.08        67.30    (10.7)        65.58          64.28      2.0
Number of operating aircraft at end of period                                                402            399      0.8
Full-time equivalent employees at end of period                                           47,996         46,942      2.2


(1)  All statistics exclude Express Airlines I, Inc.
(2) Excludes the estimated revenues and expenses related to the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Operating income increased $34.4 million to $503.8 million. This increase was primarily due to an increase in operating revenues of $66.2 million, a decrease in aircraft fuel of $25.8 million and the conclusion of stock-based employee compensation offset by increased salaries, wages and benefits of $95.4 million.

OPERATING REVENUES. Operating revenues were $2.80 billion, an improvement of $66.2 million (2.4%). Consolidated system passenger revenues (which represented 87.4% of total operating revenues) were basically unchanged. A 2.5% increase in Northwest's scheduled service ASMs and the $36.2 million 1997 revenues of Express were offset by a 2.8% decrease in Northwest's passenger revenue per scheduled ASM ("RASM"). The decrease in RASM was due to a 3.9% decrease in system yield.

Northwest's domestic passenger revenue increased $18.0 million (1.2%) to $1.53 billion due primarily to a 1.2% increase in scheduled service ASMs. Domestic RASM was unchanged because passenger load factor increased by 2.9% (2.1 pts.) and yield decreased by 2.9% due to the reinstatement of ticket taxes. See also "Other Information - U.S. TRANSPORTATION TAX." Pacific passenger revenue decreased by $16.6 million (2.4%) to $670.6 million due to an 8.8% decrease in Pacific RASM which was offset by a 7.0% increase in scheduled service ASMs related to the initiation of Minneapolis/St. Paul-Osaka service and additional trans-Pacific frequencies, mainly Minneapolis/St. Paul-Tokyo. The decrease in Pacific RASM was due to a 7.1% decrease in yield and a 1.9% (1.6 pts.) decrease in passenger load factor. Most of the Pacific yield decrease was attributable to a weaker Japanese yen. The average yen per U.S. dollar exchange rate for the three months ended September 30, 1997 and 1996 was 118 and 109, respectively, a weakening of the yen of 8.3%. Atlantic passenger revenue decreased $9.2 million (4.2%) to $207.9 million due to a 3.7% decrease in scheduled service ASMs and a 0.6% decrease in RASM which was yield related.

Other revenues were $151.8 million, an improvement of $24.9 million (19.6%). The improvement was largely due to increased revenue from KLM joint venture alliance settlements and MLT Inc.

OPERATING EXPENSES. Consolidated operating expenses increased $31.8 million (1.4%). While operating capacity increased 2.5% to 25.8 billion total service ASMs, operating expense per total service ASM decreased 3.3%. Salaries, wages and benefits increased $95.4 million (14.4%) due to an increase in average full-time equivalent employees of 2.6% and the end of the Wage Savings Period discussed under "Other Information - LABOR AGREEMENTS." The increase in average full-time equivalent employees was attributable to increased flying of 2.5% and increased traffic of 2.6%. Aircraft fuel and related taxes decreased $25.8 million (7.0%) due to a 10.7% decrease in average fuel cost per gallon.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $7.2 million (10.9%) primarily due to the retirement of debt prior to scheduled maturity and lower interest rates on debt. The foreign currency gain for the three months ended September 30, 1997 was attributable to gains related to Japanese yen forward exchange and collar option contracts and balance sheet remeasurement of foreign currency-denominated assets and liabilities.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Operating income decreased $48.6 million (5.0%) to $929.9 million. The favorable impacts of a $133.0 million increase in passenger revenues and the conclusion of stock-based employee compensation were more than offset by increases in salaries, wages and benefits of $305.8 million, aircraft maintenance of $75.6 million and aircraft fuel of $48.7 million.

OPERATING REVENUES. Consolidated operating revenues were $7.73 billion, an improvement of $194.1 million (2.6%). System passenger revenues (which represented 86.9% of total operating revenues) increased $133.0 million (2.0%). The increase was attributable to a 3.2% increase in Northwest's scheduled service ASMs and the $73.9 million 1997 revenues of Express which were somewhat offset by a 2.2% decrease in Northwest's RASM. The decrease in RASM was attributable to a 3.3% decrease in system yield which was partially offset by a 1.2% (0.9 pts.) increase in passenger load factor.

Northwest's domestic passenger revenue increased $118.3 million (2.7%) to $4.45 billion. A 2.4% increase in scheduled service ASMs and a .4% increase in RASM resulted in the improved performance. The increase in scheduled service ASMs resulted primarily from the addition of DC9-30, DC10-30 and Boeing 757 aircraft since the third quarter of 1996 which has allowed the Company to increase frequencies to 27 cities and enter five new markets. The increase in RASM was due to a 2.1% (1.5 pts.) increase in passenger load factor offset by a 1.8% decrease in yield. See also "Other Information - U.S. TRANSPORTATION TAX." Pacific passenger revenue decreased by $46.8 million (2.7%) to $1.70 billion due to an 8.5% decrease in Pacific RASM which was somewhat offset by a 6.4% increase in scheduled service ASMs related to initiation of Minneapolis/St. Paul-Osaka service and additional trans-Pacific frequencies, mainly Minneapolis/St. Paul-Tokyo. The decrease in Pacific RASM was primarily due to a 7.8% decrease in yield which was largely attributable to a weaker Japanese yen. The average yen per U.S. dollar exchange rate for the nine months ended September 30, 1997 and 1996 was 120 and 107, respectively, a weakening of the yen of 12.1%. Atlantic passenger revenue decreased $11.2 million (2.2%) to $494.0 million primarily due to a 2.3% decrease in scheduled service ASMs. RASM was basically unchanged.

OPERATING EXPENSES. Consolidated operating expenses increased $242.7 million (3.7%). While operating capacity increased 3.3% to 73.2 billion total service ASMs, operating expense per total service ASM decreased .7%. Salaries, wages and benefits increased $305.8 million (15.7%) due to an increase in average full-time equivalent employees of 3.3% and the end of the Wage Savings Period discussed under "Other Information - LABOR AGREEMENTS." The increase in average full-time equivalent employees was attributable to increased flying of 3.3%. Aircraft fuel and taxes increased $48.7 million (4.8%). A 2.0% increase in average fuel cost per gallon caused $19.5 million of the increase with the balance attributable to increased flying. Aircraft maintenance materials and repairs increased $75.6 million (19.3%) due primarily to increased flying, an increased number of engine and airframe overhauls and mandated fleet campaigns.

OTHER INCOME AND EXPENSE. Interest expense-net decreased $25.0 million (12.5%) primarily due to the retirement of debt prior to scheduled maturity and lower interest rates on debt. The foreign currency loss for the nine months ended September 30, 1997 was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities and charges related to Japanese yen forward exchange and collar option contracts. The foreign currency gain for the nine months ended September 30, 1996 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and cash equivalents of $1.07 billion, unrestricted short-term investments of $149.4 million, borrowing capacity of $489.3 million under its revolving credit facility and the ability under another facility to borrow up to $240 million using existing aircraft as collateral, providing total available liquidity of $1.95 billion. Net cash provided by operating activities for the nine months ended September 30, 1997 was $1.48 billion, a $271.9 million increase compared with the nine months ended September 30, 1996 largely due to an increase in the sale of frequent flyer miles to WorldPerks partners of $407.5 million. Investing activities in 1997 consisted primarily of costs to commission aircraft before entering revenue service, aircraft deposits, DC9-50 interior refurbishment, the purchase of six RJ85 aircraft, engine hushkitting, ground equipment purchases and the acquisition of Express. Investing activities in 1996 pertained primarily to the acquisition of 22 aircraft, the purchase off lease of 21 aircraft and the refurbishment of DC-9 aircraft. Financing activities for the nine months ended September 30, 1997, in addition to the repurchase of the Company's common and preferred stock, included the issuance of $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007, the sale and leaseback of six RJ85 aircraft and the payment of debt and capital lease obligations. Financing activities in 1996 pertain primarily to the sale and leaseback of seven of the thirteen 757 aircraft and the payment of debt and capital lease obligations.

As discussed under "Other Information - KLM AGREEMENTS," on September 29, 1997, the Company entered into an agreement to repurchase for $1.12 billion over four years the NWAC common stock held by KLM Royal Dutch Airlines ("KLM") and, on that date, 6.8 million shares were repurchased for $273.1 million.
Concurrently, all of the Company's Series A and B Preferred Stock held by KLM and other holders was repurchased for $251.3 million. The 1997 repurchases were funded using existing cash resources. The funding of subsequent tranches will be determined based on conditions at the time.

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

FOREIGN CURRENCY. The Company's annual yen-denominated revenues exceed its yen-denominated expenses by approximately 70 billion yen and its yen-denominated liabilities exceed its yen-denominated assets. In general, as the Japanese yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted and a nonoperating foreign currency loss (gain) is recognized due to the remeasurement of net yen-denominated liabilities. In recent periods, the yen has weakened as the yen to U.S. dollar exchange rate has changed from 111 yen to $1 at September 30, 1996 to 116 yen to $1 at December 31, 1996 and 120 yen to $1 at September 30, 1997.

USE OF FINANCIAL INSTRUMENTS. In order to mitigate its exposure to foreign exchange rate fluctuations, from time to time the Company enters into forward exchange and collar option contracts to hedge its anticipated yen-denominated net cash flows. At September 30, 1997, the Company had $122.8 million (14.8 billion yen) in forward exchange and collar option contracts outstanding to hedge approximately 90% of its remaining 1997 anticipated yen-denominated net cash flows. In the ordinary course of business, the Company manages the price risk of fuel costs utilizing both regulated exchange traded futures contracts and fuel swap agreements. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of September 30, 1997, the Company had hedged approximately 73% of its remaining 1997 fuel requirements.

U.S. TRANSPORTATION TAX. The United States 10% passenger ticket tax applicable to domestic travel, the 6.25% domestic cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Consequently, the Company ceased collecting these taxes on January 1, 1996. These taxes were reinstated for tickets sold subsequent to August 27, 1996 for travel through December 31, 1996. These taxes lapsed again on December 31, 1996 and were reinstated for tickets sold from March 7, 1997 to September 30, 1997. The Company estimates that the reinstatement of the transportation taxes had a $95 million and $153 million adverse impact on passenger revenues for the three and nine months ended September 30, 1997, respectively.

Congress enacted legislation which revised transportation taxes and instituted new taxes for tickets for travel on October 1, 1997 to December 31, 2007. The legislation included a reduction in the domestic passenger ticket tax to 7.5% over three years (the rate decreased to 9% on October 1, 1997) with certain rural airports subject to a 7.5% tax throughout the life of the bill. The $6 international departure tax increased to $12 and a new $12 international arrival tax was imposed (both began for tickets sold on or after August 13, 1997 for travel commencing on or after October 1, 1997). The departure tax on travel between the U.S. 48 states and Alaska or Hawaii remained at $6. A new segment fee applicable to domestic travel began at $1 for the period from October 1, 1997 to September 30, 1998 and will gradually increase to $3 for the calendar year 2002. Rural airports are exempt from this segment fee, but travel between the U.S. 48 states and Alaska or Hawaii is subject to this new tax. Both the international departure and arrival taxes and the segment fee will be indexed each year to the consumer price index. In addition, a 7.5% tax on the sale of frequent flyer miles was included in the legislation. The impact of the changes is expected to increase annualized U.S. transportation taxes collected by Northwest from current levels by approximately $50 million resulting in an undetermined dilution of future passenger revenue.

EXPRESS AIRLINES. On April 1, 1997, NWA Inc., a wholly owned subsidiary of the Company, purchased all of the outstanding stock of Express Airlines I, Inc. and an affiliate. Express is a regional carrier that provides passenger traffic to Northwest at Memphis.

AIRBUS A319 ORDER. On September 19, 1997, Northwest entered into an agreement with AVSA, S.A.R.L. for the purchase by Northwest of 50 firm Airbus A319 aircraft and up to 100 option Airbus A319/A320 aircraft. The 50 firm aircraft are scheduled to be delivered ten per year beginning in 1999.

KLM AGREEMENTS. On September 29, 1997, the Company and KLM expanded their alliance by entering into an enhanced commercial and operational alliance providing for a minimum term of 13 years. The Company and KLM also entered into agreements providing for the acquisition by NWAC of all its common and preferred stock held by KLM, including an additional 3.29 million shares of common stock that KLM acquired from other stockholders. On September 29, 1997, 6.8 million shares were repurchased along with all of the Company's Series A and B Preferred Stock held by KLM and other investors for $524.4 million. The remaining 18.2 million shares of common stock to be repurchased were reclassified to redeemable common stock from common stockholders' equity (deficit), as required for such stock transactions. However, earnings per share calculations will continue to include the 18.2 million shares until actually repurchased.

The Company will repurchase the remaining common shares over three years as follows: 4.9 million in 1998, 3.22 million in 1999 and 10.05 million in 2000. The purchase price for the second, third and fourth tranches is $42.87, $45.75 and $48.83 per common share, respectively, subject to adjustment for certain change in control or equity issuance transactions. Concurrently with the purchase of the first tranche, all of KLM's existing governance rights under various stockholder and other agreements were cancelled, the Company and KLM entered into an agreement containing standstill obligations and KLM withdrew its pending legal actions. As a result of these transactions, KLM's common stock voting position in the Company decreased to 17 percent after the sale of the first tranche and then will decrease to 13 percent in 1998, 10 percent in 1999 and zero percent in 2000 with the sale of the final tranche. The closing of the third and fourth tranches is subject to the alliance maintaining certain antitrust immunity and if either tranche does not close, KLM's remaining common shares will be converted to non-voting Class B Common Stock and Northwest will have the right to terminate the alliance. In addition, the Company has the right to accelerate the repurchase of the stock from KLM subject to certain conditions and limitations.

Under the alliance agreement, the two airlines will expand their current areas of cooperation to include services between Europe and Canada, India and Mexico. In addition, the two companies plan to increase the level of cooperation between their respective cargo divisions and will explore extending their alliance to include additional partners and to further develop strategies for joint marketing and product development.

PART II.  OTHER INFORMATION

ITEM 1.

Reference is made to Item 3, "Legal Proceedings" included in the Annual Report.

KLM ROYAL DUTCH AIRLINES V. A. CHECCHI, ET AL. (Delaware Court of Chancery, New Castle County, Civil Action No. 14764). On September 29, 1997, KLM and the Company expanded their alliance by entering into an enhanced, long-term commercial and operational alliance. In connection with the consummation of this transaction, KLM dismissed this litigation. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information - KLM AGREEMENTS."

NORTHWEST AIRLINES, INC. V. AMERICAN AIRLINES, INC. (U.S.D.C. District of Minnesota, Civ. No. 4-91-539). A trial date of December 1, 1997 has been set.

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


ITEM 6.   EXHIBITS

     (a)  EXHIBITS:
          Exhibit 4.1 - Amendment to Rights Agreement between Northwest Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent dated as of September 29, 1997.
          Exhibit 10.1 - A319-100 Purchase Agreement between AVSA, S.A.R.L. and Northwest Airlines, Inc. dated as of September 19, 1997. (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit.)
          Exhibit 10.2 - Common Stock Repurchase Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V. dated as of September 29, 1997.
          Exhibit 10.3 - Preferred Stock Repurchase Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V. dated as of September 29, 1997.
          Exhibit 10.4 - BTNY Preferred Stock Repurchase Agreement between Northwest Airlines Corporation and Bankers Trust New York Corporation dated as of September 29, 1997.
          Exhibit 10.5 - Blum Preferred Stock Repurchase Agreement between Northwest Airlines Corporation and Richard C. Blum & Associates - NWA Partners, L.P. dated as of September 29, 1997.
          Exhibit 10.6 - Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation dated as of September 29, 1997.
          Exhibit 10.7 - Amendment to Second Amended and Restated Investor Stockholders' Agreement dated as of September 29, 1997.
          Exhibit 11.1 - Computation of Primary Earnings per Common Share.
          Exhibit 11.2 - Computation of Fully Diluted Earnings per Common Share.
          Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges.
          Exhibit 12.2 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
          Exhibit 27.1 - Financial Data Schedule.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Northwest Airlines Corporation



     Dated:  November 13, 1997           By:  /s/ Rolf S. Andresen
                                            -------------------------
                                             Rolf S. Andresen
                                             Vice President - Finance and
                                             Chief Accounting Officer



EXHIBIT INDEX

      Exhibit No.                  Description
      -----------                  -----------

           4.1 Amendment to Rights Agreement between Northwest Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent dated as of September 29, 1997.
          10.1 A319-100 Purchase Agreement between AVSA, S.A.R.L. and Northwest Airlines Inc. dated as of September 19, 1997.
                    (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit.)
          10.2 Common Stock Repurchase Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V. dated September 29, 1997.
          10.3 Preferred Stock Repurchase Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V. dated September 29, 1997.
          10.4 BTNY Preferred Stock Repurchase Agreement between Northwest Airlines Corporation and Bankers Trust New York Corporation dated September 29, 1997.
          10.5 Blum Preferred Stock Repurchase Agreement between Northwest Airlines Corporation and Richard C. Blum & Associates - NWA Partners, L.P. dated September 29, 1997.
          10.6 Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation. dated September 29, 1997.
          10.7 Amendment to Second Amended and Restated Investor Stockholders' Agreement dated September 29, 1997.
          11.1      Computation of Primary Earnings Per Common Share.
          11.2      Computation of Fully Diluted Earnings per Common Share.
          12.1      Computation of Ratio of Earnings to Fixed Charges.
          12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
          27.1      Financial Data Schedule.