Form 10-Q/A
period 1997-09-30
NORTHWEST AIRLINES CORP
filed 1997-11-14
CIK 917678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM  10-Q/A


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



                                         Northwest Airlines Corporation



     Dated:  November 14, 1997           By:  /s/ Rolf S. Andresen
                                            -------------------------
                                             Rolf S. Andresen
                                             Vice President - Finance and
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