Form 10-K
period 1997-12-31
NORTHWEST AIRLINES CORP
filed 1998-03-31
CIK 917678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23642

                         NORTHWEST AIRLINES CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                 95-4205287
 (State or other jurisdiction    (I.R.S. Employer
     of incorporation or          Identification
        organization)                  No.)

                 2700 LONE OAK PARKWAY, EAGAN, MINNESOTA 55121

                    (Address of principal executive offices)

                                 (612) 726-2111

               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                                            NAME OF EACH EXCHANGE ON
                     TITLE OF EACH CLASS                                        WHICH REGISTERED
-------------------------------------------------------------  ---------------------------------------------------
       CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE                      THE NASDAQ NATIONAL MARKET
               PREFERRED STOCK PURCHASE RIGHTS                             THE NASDAQ NATIONAL MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 was $4.6 billion.

As of February 27, 1998, there were 98,146,317 shares of the registrant's Class A Common Stock and 11,837 shares of the registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Northwest Airlines Corporation ("NWA Corp." and, together with its subsidiaries, the "Company") was incorporated in February 1989 under the laws of the State of Delaware. Northwest Airlines, Inc. ("Northwest"), the principal wholly-owned indirect subsidiary of NWA Corp., operates the world's fourth largest airline (as measured by 1997 revenue passenger miles ("RPMs")) and is engaged principally in the commercial transportation of passengers and cargo. Northwest's business focuses on the development of a global airline network through the optimization of its domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with hubs at Tokyo and Osaka, and a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM") which operates through a hub in Amsterdam and beginning in 1998, a global alliance with Continental Airlines, Inc. ("Continental"). When fully implemented, the new alliance will result in a domestic presence as large as any other U.S. airline, access to Latin America and an increased Pacific presence.

OPERATIONS AND ROUTE NETWORK

    Northwest operates substantial domestic and international route networks and directly serves more than 150 cities in 18 countries on the continents of North America, Asia and Europe. Northwest had more than 54 million enplanements and flew over 72 billion RPMs in 1997. Northwest began operations in 1926.

    Through the use of domestic and international alliances and code-share agreements, Northwest is able to expand its network and provide greater service to its customers while avoiding the financial and human costs of acquistions. By coordination of scheduling, product development and marketing, Northwest, together with its alliance partners, will be able to provide their customers with a seamless global travel network.

  DOMESTIC SYSTEM

    Operating revenues from Northwest's domestic operations were $6.45 billion in 1997, $6.26 billion in 1996 and $5.64 billion in 1995. Northwest's domestic route authority from the U.S. Department of Transportation (the "DOT") permits it to engage in the interstate and overseas transportation of passengers, freight and mail between all points in the U.S. and its territories and possessions. The domestic system serves 44 states, the District of Columbia, Mexico, Canada and the Caribbean. Northwest operates its domestic system based on the hub-and-spoke strategy. Northwest's hubs at Detroit, Minneapolis/ St. Paul and Memphis provide point-to-point and connecting service and feed traffic into Northwest's gateway cities for international service. Northwest operates international flights from its Detroit and Minneapolis/St. Paul hubs as well as from Boston, Seattle, San Francisco, Los Angeles, Honolulu, Chicago, Washington D.C. and New York.

    DETROIT. Northwest and its Northwest Airlink regional partner ("Northwest Airlink") together serve over 125 cities from Detroit. In 1997, Northwest enplaned approximately 68% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 7%. Detroit, which is the seventh largest origination/destination hub in the U.S., is the Company's largest international gateway from the continental U.S., offering non-stop flights to 17 foreign cities, including 17 non-stop flights to Japan per week.

    MINNEAPOLIS/ST. PAUL. Northwest and Northwest Airlink together serve over 135 cities from Minneapolis/St. Paul. In 1997, Northwest enplaned approximately 78% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 5%. Minneapolis/St. Paul is the tenth largest origination/destination hub in the U.S.

    MEMPHIS. Northwest and Northwest Airlink together serve over 85 cities from Memphis. In 1997, Northwest enplaned approximately 61% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 20%.

    MEXICAN/CARIBBEAN/CANADIAN ROUTES. Northwest, together with Northwest Airlink, currently operates service to eight cities in Mexico, 15 cities in Canada and five cities in the Caribbean.

    CONTINENTAL. On January 25, 1998, Northwest and Continental entered into an agreement providing for a global strategic operating alliance. The thirteen year alliance, when fully implemented, will connect the two carriers' networks and will include code-sharing, frequent flyer program reciprocity, cooperation between Continental and KLM and other cooperative activities. Full implementation of the alliance agreement is contingent on approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval of the Department of Transportation and the successful conclusion of negotiations with Northwest's pilots' union. Continental is the fifth largest U.S. airline (as measured by 1997 revenue passenger miles) serving 191 airports worldwide and operates its domestic route system primarily through its domestic hubs at Newark, Houston Intercontinental and Cleveland. Northwest and Continental have complementary systems, with overlap on only eight routes. Northwest's and Continental's combined network will be comparable in magnitude to United Air Lines, Inc. ("United") and American Airlines, Inc. and will offer more North American daily jet departures than any other U.S. airline.

  INTERNATIONAL SYSTEM

    Operating revenues from foreign operations were approximately $3.42 billion in 1997, $3.39 billion in 1996 and $3.17 billion in 1995. Northwest operates its international routes pursuant to route certificates issued by the DOT. A substantial portion of Northwest's Pacific route certificates are permanent and do not require renewal by the DOT. Certain other international route certificates are temporary and subject to periodic renewal by the DOT. Northwest requests extensions of these certificates when and as appropriate. The DOT typically renews temporary authorities on routes where the authorized carrier is providing a reasonable level of service.

    PACIFIC. Northwest has served the Pacific market since 1947 and has one of the world's largest Pacific route networks, with over 480 weekly flights. Northwest's Pacific operations are concentrated at its Tokyo hub. Northwest has the largest slot portfolio of any non-Japanese airline at Tokyo's slot-constrained Narita International Airport, with 316 weekly takeoff and landing slots. Northwest uses its route certificate and slot portfolio to operate a network linking eight U.S. gateways and ten Asian and Micronesian destinations via Tokyo.

    Northwest provides passenger service between various points in the U.S. and Japan and operates flights between Japan and Korea, Taiwan, Hong Kong, the Philippines, Thailand, Singapore, China, Guam and Saipan. Northwest also provides extensive service to Osaka and currently operates 49 weekly departures from Osaka. As of April 1, 1998, weekly departures from Osaka will increase to 56 and effective June 2, 1998, Northwest will begin non-stop service between Detroit and Nagoya, Japan. Northwest currently provides eight flights each week to China, including four non-stop flights between Detroit and Beijing, the only regularly scheduled non-stop service from the U.S. to China's capital operated by a U.S. carrier. Northwest also operates non-stop service from Minneapolis/St. Paul to Hong Kong.

    Northwest's Japan presence results from the 1952 U.S.-Japan bilateral aviation agreement, which establishes route rights to carry traffic between Japan and as many as 16 U.S. gateway cities and extensive "fifth freedom" rights between Japan and other Asian destinations. Northwest and United are the only U.S. passenger carriers that have fifth freedom rights for Japan. On March 14, 1998, the U.S. and Japan signed a Memorandum of Understanding ("MOU"). Among other things, the MOU (1) confirms Northwest's "fifth freedom" rights between Japan and other Asian destinations, (2) provides unlimited opportunities to fly between any point in the U.S. and any point in Japan, (3) allows certain code-sharing rights, (4) provides opportunities for competitive pricing, (5) provides one additional Japanese passenger airline and one additional Japanese all-cargo airline with certificate authority issued pursuant to the 1952 aviation agreement, and (6) permits expanded frequencies for U.S. and Japan airlines not holding certificate authority issued pursuant to the 1952 aviation agreement. In addition, the U.S. has received assurances that Northwest will retain all 316 of its weekly takeoff and landing slots at Tokyo's slot-constrained Narita International Airport, along with Northwest's allocation of 114 slots at Osaka's Kansai Airport and will have access to new slots as they become available. As a result of the MOU, Northwest expects its U.S. and Japan airline competitors to add capacity between the U.S. and Japan. Northwest expects to respond to the increased competition and to take advantage of its affirmed and additional rights resulting from the MOU.

    ATLANTIC. Northwest and KLM presently operate their trans-Atlantic flights pursuant to a joint venture alliance. Through this alliance, Northwest has expanded its presence in the trans-Atlantic market by operating joint service between 12 U.S. cities and Amsterdam, KLM's hub airport. In September 1992, the U.S. and the Netherlands entered into an "open-skies" bilateral aviation treaty which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Based primarily on the open-entry market created by this treaty and the limited competitive overlap between route systems, Northwest and KLM petitioned the DOT for joint immunity from the U.S. antitrust laws and were granted such immunity in January 1993. Pursuant to conditions imposed by the DOT in 1993 at the time the DOT granted antitrust immunity, Northwest and KLM re-submitted in January 1998 their alliance agreement to the DOT. The European Commission ("EC") has commenced a review of all trans-Atlantic airline alliances, including Northwest and KLM. The EC has under consideration imposing certain regulatory conditions that may restrict the areas of permissable cooperation.

    Code-sharing has been implemented on flights to 31 European, eight Middle Eastern, seven African, three Asian and over 180 U.S. cities. Northwest began service to Mumbai and Delhi, India effective October, 1997 from Amsterdam. Northwest and KLM also coordinate pricing, scheduling, product development and marketing. In addition, KLM has a memorandum of understanding with Alitalia that provides hubbing opportunities in southern Europe and greater European scope.

    Northwest and KLM are parties to a Commercial Cooperation and Integration Agreement and in September 1997, expanded their alliance by entering into an enhanced commercial and operational alliance providing for a minimum term of 13 years. Under the enhanced alliance agreement, the two airlines will expand their current areas of cooperation to include services between Europe and Canada, India and Mexico. In addition, the two companies plan to increase the level of cooperation between their respective cargo divisions and will explore extending their alliance to include additional partners and to further develop strategies for joint marketing and product development. In February 1998, a leading aviation trade magazine, AIR TRANSPORT WORLD, awarded its "1997 Airline of the Year" honor to the Northwest/KLM alliance.

    CONTINENTAL. Through the Company's planned thirteen year alliance with Continental which will include code-sharing, Northwest will increase its Latin America presence. Continental flies to over 55 international destinations including seven cities in South America and offers additional connecting service through alliances with foreign carriers. Continental provides more service to Mexico and Central America than any other U.S. airline. Continental also owns the majority interest in and maintains a code-sharing agreement with CMI, the principal air carrier in the Micronesian Islands, with hub operations based on the island of Guam.

  OTHER OPERATIONS

    CARGO. Northwest, utilizing eight Boeing 747 aircraft, is the world's tenth largest cargo air carrier (based on 1996 freight ton miles) and one of only two U.S. passenger airlines to operate a dedicated all-cargo freighter fleet. Cargo accounts for almost 8% of the Company's operating revenues, and the majority of its cargo revenues are of Asian origination or destination. Through its Tokyo and Anchorage cargo hubs, Northwest serves most major air freight markets between the U.S. and the Pacific market. In 1997, Northwest Cargo introduced a more efficient flight schedule which eliminated domestic stops less integral to the cargo operation and customer requirements while improving connections with all important U.S. destinations. This new schedule increased peak season flying time by approximately 10%.

    AIRLINK AND OTHER PARTNERSHIPS. Northwest has marketing agreements with two regional carriers: Mesaba Aviation, Inc. and Express Airlines I, Inc. Pursuant to these agreements, the regional carriers operate their flights under the Northwest "NW" code. The primary purpose of these marketing agreements is to provide increased feed traffic at Detroit, Minneapolis/St. Paul and Memphis. On April 1, 1997, NWA Inc., a wholly-owned subsidiary of NWA Corp., purchased all of the outstanding stock of Express Airlines I, Inc. and an affiliate.

    Northwest has additional marketing agreements with Horizon Air, Trans States Airlines, Inc., America West Airlines, Inc. and Alaska Airlines for code-sharing on some of these carriers' routes in the western U.S. The Company also has code-sharing and/or marketing agreements with Hawaiian Airlines, Pacific Island Aviation, Aloha Airlines, Garuda Indonesia, Japan Air Systems and Jet Airways Private Ltd. The primary purpose of the arrangements with these airlines (which operate their routes under their own names) is to feed Northwest's Pacific route network and maintain a presence in certain markets that Northwest does not directly serve. Northwest also has marketing agreements with Business Express Airlines for code-sharing in the Boston area and Midwest Express Airlines to feed its domestic and trans-Atlantic route network and with Eurowings, KLM UK and Braathens S.A.F.E., which further enhance Northwest's service to Europe.

OTHER ACTIVITIES

    NORTHWEST AEROSPACE TRAINING CORPORATION. Northwest Aerospace Training Corporation ("NATCO") provides training and aircraft simulation services to pilots for Northwest, other airlines, governments and corporations. The NATCO training facility is among the world's largest aircraft simulation facilities, with 24 full-flight simulators and training devices. In 1997, 40% of NATCO's revenues came from third parties. NATCO's customer base includes both domestic and international airlines.

    MLT INC. MLT Inc. ("MLT") is among the largest vacation wholesale companies in the U.S. In addition to its MLT Vacations charter program, MLT markets and supports Northwest's WorldVacation packages and offers leisure fares to several domestic and international destinations, primarily on Northwest.

    NORTHWEST PARS, INC. Northwest PARS, Inc. holds a 32% limited partnership interest in WORLDSPAN. WORLDSPAN operates and markets a computer reservations and passenger processing system ("CRS") for the travel industry. Delta Air Lines, Inc., Trans World Airlines, Inc. and ABACUS Distributions Systems Pte Ltd own 38%, 25% and 5% of WORLDSPAN, respectively.

INDUSTRY CONDITIONS AND COMPETITION

    The airline industry is both cyclical and seasonal in nature. The demand for air transportation is closely related to general U.S. and worldwide economic conditions. Due to seasonal fluctuations, the Company's operating results for any interim period are not necessarily indicative of those for the entire year. The Company's second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

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

    Northwest has developed strategies that are designed to utilize the Company's strategic assets to its competitive advantage. These strategies focus on providing reliable, convenient and consistent air transportation. In addition, the Company's frequent flyer program, targeted fare promotions and customer service improvements are designed to maintain and improve its competitive position.

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

MARKETING

    Consistent with the experience of other carriers, approximately 83% of ticket sales for travel on Northwest are sold by travel agents. Travel agents generally receive commissions on sales of tickets. Airlines often pay additional commissions in connection with special incentive programs.

    In 1996, Northwest introduced electronic ticketing for its flights between Minneapolis/St. Paul and Chicago's O'Hare Airport. During 1996, Northwest's entire U.S. and Canadian route system became "E-ticket capable" and its acceptance in these markets is approaching 40%. The Company plans to expand electronic ticketing to Japan and Europe in the Spring of 1998. In addition, the recent introduction of electronic ticketing for frequent flyer travel awards has been very successful with a significant percentage of frequent flyers choosing electronic ticketing.

    In 1997, Northwest became the first major airline to deploy compact self-service kiosks to enhance its electronic ticketing services. These electronic service centers enable E-Ticket customers to obtain boarding passes, make current-day flight or seat changes, obtain WORLDPERKS upgrades and, at some kiosks, check their own bags. Electronic service centers have been installed at Detroit, Minneapolis/St. Paul and Memphis and also at Chicago /O'Hare, Milwaukee, San Francisco and Seattle. Plans call for electronic service centers to be installed in an additional 12 cities in 1998.

    Northwest offers CyberSaver fares through its web site on the World Wide Web (www.nwa.com). These fares offer travelers the opportunity to realize deep discounts for weekend travel on selected domestic routes. Northwest also allows customers to make direct bookings in the U.S. from its web site. In 1998, Northwest, in conjunction with KLM, will expand booking capability on its web site for sales made in Japan, Netherlands, Canada, United Kingdom, Germany and France.

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

    The number of estimated travel awards outstanding at December 31, 1997, 1996 and 1995 was approximately 5,123,000, 4,536,000 and 3,853,000 awards, respectively (based on an average of 23,900 miles per award for domestic and 45,500 miles per award for international travel). Northwest estimated its recorded liability based on 4,198,000, 3,642,000 and 3,001,000 of these awards, respectively. The estimated liability excludes accounts that have never attained the lowest travel award level and awards that are expected to be redeemed for upgrades or are not expected to be redeemed at all, and includes an estimate for partially earned awards on accounts that previously earned an award. The number of estimated travel awards used for travel on Northwest during the years ended December 31, 1997, 1996 and 1995 was approximately 1,111,000, 1,025,000 and
1,213,000, respectively. These awards represented an estimated 5.8%, 5.5% and 6.0% of Northwest's total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WORLDPERKS award usage to revenue passenger miles, the Company's ability to manage frequent flyer inventory through seat allocations and blackout dates, and program incentives to travel during off-peak periods.

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

    The following table summarizes Northwest's fuel consumption and costs for the years ended December 31, 1997, 1996 and 1995:

                                                                       YEARS ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Gallons consumed (in millions)...................................      1,996      1,945      1,846
Total costs (in millions)(1).....................................  $   1,295  $   1,307  $   1,027
Average cost per gallon (cents)..................................      64.86      67.21      55.66
Percentage of operating expenses.................................       14.3%      14.8%      12.6%

------------------------

(1) Excludes taxes and into-plane fees.

REGULATION

    GENERAL. Four of the nation's airports, Chicago's O'Hare, New York's LaGuardia and Kennedy International and Washington's National airports, have been designated by the Federal Aviation Administration (the "FAA") as "high density traffic airports", and the number of take-offs and landings at such airports ("slots") have been limited during certain peak demand time periods. Currently the FAA permits the buying, selling, trading or leasing of these slots, subject to certain restrictions. The DOT has the authority to regulate deceptive and unfair competitive practices and maintains jurisdiction over international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability and CRSs. The DOT has under consideration using its authority to regulate unfair and deceptive competitive practices to establish rules governing the extent to which the large network airlines like Northwest can respond competitively to the fares and schedules of the "new entrance airlines."

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

    LABOR. The Railway Labor Act ("RLA") governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur. Pursuant to the RLA, Northwest has collective bargaining agreements with six domestic unions representing 11 separate employee groups. For current status of agreements, see "Item 1. Business--Employees." In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia, which agreements are not subject to the RLA.

    NOISE ABATEMENT. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phaseout of Stage II aircraft operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31,

1999, subject to certain exceptions. The FAA regulations which implement the ANCA require carriers to modify or reduce the number of Stage II aircraft operated by 75% by the end of 1998 and 100% by the end of 1999. Alternatively, a carrier could satisfy these compliance requirements by operating a fleet that is at least 75% Stage III by the end of 1998 and 100% Stage III by the end of 1999. As of December 31, 1997, Northwest operated 272 Stage III aircraft and 133 Stage II aircraft. Northwest is currently in compliance and has plans in place to enable it to meet the future year-end operational requirements.

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

    SAFETY. The FAA has jurisdiction over aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires all U.S. airlines to obtain operating, airworthiness and other certificates which are subject to suspension or revocation for cause. During the most recent National Aviation Safety Inspection Program audit in 1995, Northwest received an exceptional report from the FAA.

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

    The Massachusetts Department of Environmental Protection has identified a number of contaminated sites at Boston's Logan Airport. Northwest has been identified as a potentially responsible party under Massachusetts law.

    Management believes that neither compliance with the federal and state UST laws and regulations nor the remediation of the site described above will have a material adverse effect on the Company's financial statements when taken as a whole.

    CIVIL RESERVE AIR FLEET PROGRAM. Northwest is a participant in the Civil Reserve Air Fleet Program pursuant to which Northwest has agreed to make available, during the period beginning October 1, 1998 and ending September 30, 1999, 33 747 aircraft and 36 DC10 aircraft for use by the U.S. military under certain stages of readiness related to national emergencies.

EMPLOYEES

    As of December 31, 1997, the Company had approximately 49,000 full-time equivalent employees of which approximately 2,600 were foreign nationals working in Asia and Europe. Approximately 90% of the Company's employees are represented by unions. Collective bargaining agreements provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable on various dates as follows:

                                              APPROXIMATE
                                               NUMBER OF
                                               FULL-TIME
                                              EQUIVALENT
                                               EMPLOYEES                                                 AMENDABLE
EMPLOYEE GROUP                                  COVERED     UNION                                           DATE
-------------------------------------------  -------------  -------------------------------------------  ----------
Pilots.....................................        5,800    Air Line Pilots Association International      10/31/96
Flight Attendants..........................        9,400    International Brotherhood of Teamsters,        08/02/96
                                                            Chauffeurs, Warehousemen & Helpers of
                                                            America
Clerks and Agents..........................       10,100    International Association of Machinists &      10/03/96
                                                            Aerospace Workers ("IAM")
Mechanics and Related Employees............        9,100    IAM                                            10/03/96
Equipment Service Employees and
Stock Clerks...............................        6,700    IAM                                            10/03/96

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

    For further discussion regarding the status of the collective bargaining agreements and the expiration of the wage savings agreements with each of the Company's domestic unions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

FORWARD-LOOKING STATEMENTS

    Certain of the statements made in this section and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein.

    Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements deal with the Company's expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company's expectations.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

    The Company operated a fleet of 405 aircraft at December 31, 1997, consisting of 326 narrow-body and 79 wide-body aircraft. The diversity of the fleet accommodates both the Company's domestic hub-and-spoke system and its international routes and enhances the Company's ability to more efficiently match its aircraft to its route network requirements.

    As of December 31, 1997, 285 aircraft were owned and 120 aircraft were leased. The Company currently operates 50 (of which 22 are owned) Airbus A320 aircraft with an average age of 6.1 years. The Company's fleet of Boeing aircraft includes 40 (of which 29 are owned) 727 aircraft with an average age of
18.5 years, 48 (of which 15 are owned) 757 aircraft with an average age of 8.3 years, 35 (of which 20 are owned) 747 aircraft with an average age of 16.4 years and eight (of which five are owned) 747 freighters with an average age of 17.9 years. The Company's fleet of McDonnell Douglas aircraft includes 180 (of which 158 are owned) DC9 aircraft with an average age of 27.3 years, 36 (of which 28 are owned) DC10 aircraft with an average age of 23.5 years and eight (all of which are owned) MD-80 aircraft with an average age of 15.5 years.

    Although the DC9 and DC10 average aircraft age exceeds twenty years, these aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have economic value for the Company given its route network and maintenance programs. The Company has adopted programs to hushkit and modify 173 DC9 aircraft. As a result of these programs, the Company estimates these aircraft could fly on average approximately 15 additional years beyond 1997 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest. The Company estimates that its DC10 aircraft fleet could fly on average approximately 23 additional years beyond 1997 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest.

    For further information related to the Company's aircraft leases and commitments see Notes E, K and O to Consolidated Financial Statements included within Item 8. Consolidated Financial Statements and Supplementary Data.

OTHER PROPERTY AND EQUIPMENT

    Northwest's primary offices are located at or near the Minneapolis/St. Paul International Airport. The Company owns a 160-acre site east of the Minneapolis/St. Paul International Airport containing the Company's corporate offices. Additional owned buildings include reservation centers in Baltimore, Detroit, Tampa and Chisholm, Minnesota; a data processing center in Eagan, Minnesota; and several office buildings. The Company owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo's Narita International Airport.

    Northwest leases the majority of its airport facilities, support services buildings and sales and reservations offices. Expiration dates on these leases range from 1998 to 2027. The Company operates reservations centers in or near Honolulu, Los Angeles, New York City and Seattle. Maintenance bases under operating leases are located in Minneapolis/St. Paul, Atlanta, Georgia, and Duluth, Minnesota. The Company also operates approximately 50 city ticket offices. In certain cases, the Company has constructed a facility on leased land which reverts to the lessor upon expiration of the lease. These facilities include cargo buildings in Anchorage, Boston, Los Angeles, San Francisco and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; and a flight kitchen and line maintenance hangar in Seattle. Northwest opened a new international departures facility in Detroit in September 1997 and is managing the design and construction of a new $960 million terminal in Detroit which will provide Northwest with 74 gates compared to the 60 present gates.

    To improve service for its cargo customers, Northwest is investing in a new facility at New York's John F. Kennedy International Airport with scheduled completion in 1998. The highly automated facility will enable Northwest to increase capacity by approximately 15%. Northwest completed facilities improvements in 1997 at Anchorage, Alaska to create a "cargo hub" where freight inbound from Asia can be cross-loaded for delivery to various points in the U.S.

ITEM 3. LEGAL PROCEEDINGS

    In January 1998, Northwest received a civil investigative demand ("CID") from the Antitrust Division of the Department of Justice ("DOJ") related to an antitrust investigation to determine whether there are, have been or may be violations of Sections 1 and 2 of the Sherman Act related to, among other things, monopolization of hub markets. Northwest understands that this is part of a larger DOJ investigation of competitive practices in the airline industry. The CID is a request for information in the course of a civil antitrust investigation and does not constitute the institution of legal proceedings. Northwest anticipates filing information with the DOJ that it believes will be responsive to the CID.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, together with their ages and business experience, are set forth below:

    JOHN H. DASBURG, age 55, has served as President & Chief Executive Officer and a director of NWA Corp. and Northwest since 1990. Mr. Dasburg joined Northwest in November 1989 as Executive Vice President-Finance and Administration and was named President and Chief Executive Officer in November 1990. From 1987 to 1989, Mr. Dasburg served as President of Marriott's Lodging Group and as an Executive Vice President of Marriott Corp. From 1980 through 1987, he held various senior executive positions at Marriott. Prior to 1980, he was a partner of KPMG Peat Marwick. Mr. Dasburg is on the board of directors of Owens Corning, The St. Paul Companies, Inc. and the Mayo Foundation.

    JAMES A. LAWRENCE, age 45, has served as Executive Vice President & Chief Financial Officer of NWA Corp. and Northwest since October 1996. Prior to joining Northwest, Mr. Lawrence was President & Chief Executive Officer of The Pepsi-Cola Company, Asia, Middle East and Africa from 1993 to 1996. From 1992 through 1993, he served as Executive Vice President, Pepsi-Cola International. Prior to joining PepsiCo in 1992, Mr. Lawrence co-founded a management consulting firm, The LEK Partnership, and was a partner at Bain and Company.

    MICHAEL E. LEVINE, age 56, has served as Executive Vice President-Marketing & International of Northwest since August 1994. He joined Northwest as Executive Vice President-Marketing in July 1992. Prior to joining Northwest, Mr. Levine was a professor at Yale University's School of Management from 1987 to 1992, and was Dean from 1988 to 1992. Mr. Levine also served as Executive Vice President-Marketing at Continental from 1981 to 1982 and then as President and Chief Executive Officer of New York Air from 1982 to 1984. Mr. Levine held senior positions at the U.S. Civil Aeronautics Board, serving as General Director, International and Domestic Aviation, in 1979.

    WILLIAM D. SLATTERY, age 55, has served as Executive Vice President-Chairman-Northwest Cargo, a division of Northwest, since July 1997. From August 1994 to July 1997, he served as President of Northwest Cargo & Charter. From August to December 1996, he also served as Executive Vice President of Northwest. From June 1992 to August 1994, he served as Northwest's Executive Vice President-International. He joined Northwest in April 1988 as Executive Vice President-Operations and Chief Safety Officer.

    RAYMOND J. VECCI, age 55, joined Northwest as Executive Vice President-Customer Service in July 1997. From January 1997 to March 1997, he was Executive Vice President and Chief Operating Officer for Carnival Airlines and President and Chief Executive Officer from March 1997 to June 1997. He was Executive Vice President and Chief Operating Officer of Tower Air from September 1996 to December 1996. From 1991 to 1995, Mr. Vecci was Chairman, President and Chief Executive Officer of Alaska Air Group and Alaska Airlines.

    DONALD A. WASHBURN, age 53, has served as Executive Vice President-Flight Operations and President-Northwest Cargo since July 1997. From July 1994 to July 1997, he served as Executive Vice President-Customer Service and Operations. He joined Northwest in 1990 and has served in a number of executive positions. From 1980 to 1990, Mr. Washburn held various executive positions with Marriott Corporation, including Executive Vice President and General Manager of Marriott's Courtyard Division.

    RICHARD H. ANDERSON, age 42, has served as Senior Vice President-Technical Operations & Airport Affairs of NWA Corp. and Northwest since January 1997. From July 1994 to December 1996, he was Senior Vice President-Labor Relations, State Affairs & Law. He joined Northwest in 1990 as Vice President-Deputy General Counsel. Prior to joining Northwest, Mr. Anderson was Staff Vice President and Deputy General Counsel of Continental. From 1989 to 1990, Mr. Anderson was Associate General Counsel of Continental.

    CHRISTOPHER E. CLOUSER, age 46, has served as Senior Vice President-Administration since September 1996. From July 1993 to September 1996, he served as Senior Vice President-Communications, Advertising & Human Resources. He joined Northwest in April 1991 as Senior Vice President-Corporate Communications and Advertising. From 1988 to 1991, Mr. Clouser was Vice President-Corporate Relations and Advertising for Bell Atlantic Corporation. He also served on the board of directors of the Bell Telephone Company of Pennsylvania. Mr. Clouser has previously held officer positions at Hallmark Cards, U.S. Sprint and United Telecommunications, Inc.

    JOSEPH E. FRANCHT, JR., age 47, has been Senior Vice President-Finance and Treasurer since July 1990. From 1980 to 1990, Mr. Francht held senior executive positions with the New York branch of Banque Paribas, including the post of Senior Vice President-Leveraged Capital Group.

    RICHARD B. HIRST, age 53, has served as Senior Vice President-Corporate Affairs of NWA Corp. and Northwest since July 1994. He joined Northwest as Senior Vice President, General Counsel in 1990. From 1986 to 1990, Mr. Hirst served as Vice President, General Counsel and Secretary at Continental.

    ROLF S. ANDRESEN, age 62, joined the Company as Vice President-Finance and Controller in July 1994. Prior to joining Northwest, Mr. Andresen held the Chief Financial Officer position at Private Jet Corp. in 1994 and various officer positions, including Chief Financial Officer, at Pan American World Airways from 1991 to 1993.

    DOUGLAS M. STEENLAND, age 46, has served as Senior Vice President, General Counsel and Secretary of NWA Corp. and Northwest since July 1994. He joined Northwest as Vice President-Deputy General Counsel and Secretary in July 1991. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Nasdaq National Market under symbol NWAC. The table below shows the high and low sales prices for the Company's Class A Common Stock during 1997 and 1996:

                                                                         1997                  1996
                                                                 --------------------  --------------------
QUARTER                                                            HIGH        LOW       HIGH        LOW
---------------------------------------------------------------  ---------  ---------  ---------  ---------
1st............................................................  41 3/4     33 1/8     55 1/8     40 1/2
2nd............................................................  43 3/4     33 7/8     52 7/8     38
3rd............................................................  42 19/32   35 1/4     40 1/2     34
4th............................................................  49 1/8     40 1/2     42 1/8     30 1/2

    As of February 27, 1998, there were 445 stockholders of record.

    Since the acquisition in 1989 of NWA Corp.'s principal subsidiary, NWA Inc., which is the parent of Northwest, NWA Corp. has not declared or paid any dividends on its common stock and does not currently intend to do so. In addition, under the provisions of certain of the Company's debt arrangements, NWA Corp.'s ability to pay dividends on or repurchase its common stock is restricted. Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

LIQUIDITY FOR EMPLOYEE SHARES

    NWA Corp. has previously contributed to the Northwest Airlines Corporation Employee Stock Plan (the "Plan") shares of its capital stock representing 29,845,183 shares of Class A Common Stock on a fully converted basis. Such contributed shares are allocated to individual participants' accounts in accordance with criteria specified in the Plan.

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

                                                                        AGGREGATE CUMULATIVE
                                DATE                                   NUMBER OF LIQUID SHARES
---------------------------------------------------------------------  -----------------------
12/31/97 to 3/30/98..................................................          24,255,039
3/31/98 to 6/29/98...................................................          26,460,042
6/30/98 to 9/29/98...................................................          28,665,046
9/30/98 and thereafter...............................................          29,845,183

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

ITEM 6:  SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

                                                                        YEAR ENDED DECEMBER 31
                                               -------------------------------------------------------------------------
                                                 1997            1996            1995            1994            1993
                                               ---------       ---------       ---------       ---------       ---------
STATEMENTS OF INCOME (IN MILLIONS, EXCEPT PER
  SHARE DATA)
Operating revenues
  Passenger..................................  $ 8,822.1       $ 8,598.3       $ 7,762.0       $ 7,010.1       $ 6,619.5
  Cargo......................................      789.4           745.8           751.2           755.8           734.8
  Other......................................      614.3           536.4           571.7           559.0           510.5
                                               ---------       ---------       ---------       ---------       ---------
                                                10,225.8         9,880.5         9,084.9         8,324.9         7,864.8
Operating expenses...........................    9,068.6         8,826.7         8,171.5         7,485.3         7,586.5
                                               ---------       ---------       ---------       ---------       ---------
Operating income.............................    1,157.2         1,053.8           913.4           839.6           278.3
OPERATING MARGIN.............................       11.3%           10.7%           10.1%           10.1%            3.5%

Income (loss) before extraordinary item......  $   605.8       $   536.1       $   342.1       $   295.5       $  (115.3)
Net income (loss)............................  $   596.5       $   536.1       $   392.0       $   295.5       $  (115.3)
  Earnings (loss) per common share:
    BASIC....................................  $    5.89(1)    $    5.05(1)    $    3.11(1)    $    3.00       $   (3.12)
    DILUTED..................................  $    5.29(1)    $    4.52(1)    $    2.90(1)    $    2.90       $   (2.85)

BALANCE SHEETS (IN MILLIONS)
Cash, cash equivalents and unrestricted
  short-term investments.....................  $ 1,039.9       $   752.1       $   970.9       $   968.3       $   139.6
Total assets.................................    9,336.2         8,511.7         8,412.3         8,070.1         7,571.3
Long-term debt, including current
  maturities.................................    2,069.3         2,060.4         2,467.1         4,013.5         4,437.9
Long-term obligations under capital leases,
  including current obligations..............      705.3           772.2           841.2           890.3           928.1
Mandatorily redeemable preferred security of
  subsidiary.................................      486.3           549.2           618.4          --              --
Redeemable stock.............................    1,154.7           602.6           945.5           795.0           749.9
Common stockholders' equity (deficit)(2).....     (311.0)           92.9          (818.8)       (1,370.7)       (2,030.5)

OPERATING STATISTICS(3)
Scheduled service:
  Available seat miles (ASM) (millions)......   96,963.6        93,913.7        87,472.0        85,015.6        87,212.5
  Revenue passenger miles (millions).........   72,031.3        68,639.1        62,515.2        57,873.2        58,130.1
  Passenger load factor......................       74.3%           73.1%           71.5%           68.1%           66.7%
  Revenue passengers (millions)..............       54.7            52.7            49.3            45.5            44.1
  Revenue yield per passenger mile...........      12.11 CENTS     12.53 CENTS     12.42 CENTS     12.11 CENTS     11.39 CENTS
  Passenger revenue per scheduled ASM........       9.00 CENTS      9.16 CENTS      8.87 CENTS      8.25 CENTS      7.59 CENTS
Operating revenue per total ASM(4)...........       9.76 CENTS      9.85 CENTS      9.58 CENTS      8.93 CENTS      8.23 CENTS
Operating expense per total ASM(4)...........       8.63 CENTS      8.78 CENTS      8.66 CENTS      8.08 CENTS      8.00 CENTS
Cargo ton miles (millions)...................    2,282.8         2,215.8         2,246.3         2,322.3         2,188.0
Cargo revenue per ton mile...................       34.5 CENTS      33.7 CENTS      33.4 CENTS      32.5 CENTS      33.6 CENTS
Fuel gallons consumed (millions).............    1,996.3         1,945.1         1,846.2         1,792.8         1,801.7
Average fuel cost per gallon.................      64.86 CENTS     67.21 CENTS     55.66 CENTS     56.23 CENTS     62.09 CENTS
Number of operating aircraft at year end.....        405             399             380             361             358
Full-time equivalent employees at year end...     48,984          47,536          45,124          43,673          43,358

------------------------

(1) Excludes the effects of the 1997 extraordinary loss ($.10 per basic share and $.08 per diluted share), the 1996 preferred stock transaction ($.75 per basic share and $.68 per diluted share), the 1995 preferred stock transaction ($.64 per basic share and $.58 per diluted share) and the 1995 extraordinary gain ($.55 per basic share and $.50 per diluted share).

(2) No dividends have been paid on common stock for any period presented.

(3) All statistics exclude Express Airlines I, Inc.

(4) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Northwest Airlines Corporation ("NWA Corp." and, together with its subsidiaries, the "Company") reported record net income of $596.5 million and operating income of $1.16 billion for the year ended December 31, 1997. Diluted earnings per share were $5.21 compared with $5.20 per diluted share in 1996. Excluding the impact of the 1997 extraordinary item and 1996 preferred stock transaction, diluted earnings per share were $5.29 in 1997 compared with $4.52 in 1996, a 17% improvement. Operating income increased by $103.4 million compared with 1996, with operating margin increasing to 11.3% from 10.7% in 1996.

    The Company completed several transactions in 1997 to strengthen its long-term financial position and enhance earnings as described in "Liquidity and Capital Resources." As of December 31, 1997, total available liquidity was $2.12 billion, the highest level in Company history.

    Northwest Airlines, Inc. ("Northwest") is the principal indirect operating subsidiary of NWA Corp., accounting for more than 95% of the Company's 1997 consolidated operating revenues and expenses. The Company acquired Express Airlines I, Inc. ("Express") on April 1, 1997 and the operating results of Express are included in the consolidated financial statements commencing on that date. The Company's operating results are significantly impacted by both general and industry economic environments. Small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can have significant impacts on the Company's profitability.

RESULTS OF OPERATIONS--1997 COMPARED TO 1996

    OPERATING REVENUES. Operating revenues were $10.23 billion, an improvement of $345.3 million (3.5%). Operating revenue per total service available seat mile ("ASM") decreased .9%. System passenger revenue increased $223.8 million (2.6%) due to a 3.2% increase in scheduled service ASMs and the inclusion of Express revenues of $100.1 million. These increases were offset by a 1.7% decrease in passenger RASM driven by unfavorable foreign currency translation and the reinstatement of federal ticket taxes in March 1997.

    The composition of the Company's operating revenues in each of the past three years is summarized below:

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Passenger revenue
    Domestic.........................................................       57.5%      57.9%      56.1%
    Pacific..........................................................       21.5       22.8       23.8
    Atlantic.........................................................        6.3        6.4        5.5
    Express..........................................................        1.0     --         --
                                                                       ---------  ---------  ---------
  Total passenger revenue............................................       86.3       87.1       85.4
Cargo revenue........................................................        7.7        7.5        8.3
Other revenue........................................................        6.0        5.4        6.3
                                                                       ---------  ---------  ---------
    Total operating revenues.........................................      100.0%     100.0%     100.0%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Domestic passenger revenue, excluding Express, increased $165.5 million (2.9%) to $5.88 billion. A 2.2% increase in scheduled service ASMs and a .7% increase in passenger RASM resulted in the improved performance. The Company increased frequencies to ten cities and entered six new markets which accounts for the increase in scheduled service ASMs. The increase in RASM was due to a 2.6% (1.8 points) increase in passenger load factor offset by a 2.0% decrease in yield due to the reinstatement of federal taxes on airline tickets and international departures. The Company benefited from the absence of ticket taxes for only two months in 1997 versus eight months in 1996. See also "Other Information--U.S. TRANSPORTATION TAXES."

    Pacific passenger revenue decreased $58.4 million (2.6%) to $2.19 billion due to a 7.7% decrease in Pacific passenger RASM which was partially offset by a 5.6% increase in scheduled service ASMs related to initiation of Minneapolis/St. Paul-Osaka service and additional trans-Pacific frequencies, mainly for the Minneapolis/St. Paul-Tokyo service. The decrease in Pacific RASM was primarily due to a 7.4% decrease in yield which was largely attributable to a weaker Japanese yen. The average yen per United States ("U.S.") dollar exchange rate for the twelve months ended December 31, 1997 and 1996 was 120 and 108, respectively, a weakening of the yen of 11.2%. Atlantic passenger revenue increased $16.6 million (2.6%) to $647.1 million due to a 1.7% increase in scheduled service ASMs and an increase in passenger RASM of .9%.

    Cargo revenue increased $43.6 million (5.8%) due to a 2.6% increase in cargo revenue per ton mile and 3.0% more cargo ton miles primarily due to the development of a more efficient freighter schedule. The increase in cargo revenue per ton mile was primarily due to increased import sales driven by the continued strength of the U.S. dollar versus Asian currencies. Other revenue increased $77.9 million (14.5%) due to settlements under the joint venture alliance with KLM Royal Dutch Airlines ("KLM") and increased charter activity.

    OPERATING EXPENSES. Operating expenses increased $241.9 million (2.7%) compared to the 3.3% capacity increase to 97.1 billion total service ASMs. Operating expense per total service ASM decreased for the first time in four years from 8.78 cents per total service ASM to 8.63 cents, a decrease of 1.7%. Salaries, wages and benefits increased $314.5 million (11.6%) due primarily to the end of the Wage Savings Period as discussed under "Liquidity and Capital Resources--LABOR AGREEMENTS" and an increase in average full-time equivalent employees of 3.3%. The increase in full-time equivalent employees was attributable to the increased flying of 3.3% and increased traffic of 3.7%. Offsetting the increased salaries, wages and benefits expense was $49.2 million in lower pension expense due to a higher pension discount rate applied in 1997 compared to 1996. Aircraft fuel and taxes decreased $3.1 million (.2%) due to a 3.5% decrease in the average fuel price per gallon from 67.21 cents to 64.86 cents offset by an increase of 2.6% in fuel gallons consumed. Commissions decreased $13.2 million (1.5%) primarily due to increased domestic revenue where effective commission rates are lower than those paid internationally and also due to changes in the Company's commission structure beginning in September 1997 which reduced commissions paid from 10% to 8% on tickets purchased in the U.S. or Canada for travel to destinations outside North America. Aircraft maintenance materials and repairs increased $64.2 million (11.5%) due primarily to $19.1 million (3.4%) related to Express and an increased number of scheduled airframe and engine overhauls in accordance with the Company's maintenance program. The Company contracted for some of its additional maintenance work with outside suppliers, resulting in labor costs that would normally be classified as salaries and wages to be included in maintenance materials and repairs expense. Other expenses (the principal components of which include outside services, selling and marketing expenses, passenger food, personnel, advertising and promotional expenses, communication expenses and supplies) increased $88.7 million (4.7%), due primarily to increased volume and rates for outside services, selling and marketing fees and personnel expenses.

    OTHER INCOME AND EXPENSE. Interest expense-net decreased $28.4 million (10.8%) primarily due to the retirement of debt prior to scheduled maturity and lower interest rates on debt. The foreign currency gain for the twelve months ended December 31, 1997 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.

    EXTRAORDINARY ITEM. The Company repurchased for $78.7 million certain NWA Trust No. 2 aircraft notes in January 1998 pursuant to a tender offer. An extraordinary loss of $9.3 million, net of tax, was recorded in 1997 as 99% of the notes were tendered by December 31, 1997.

RESULTS OF OPERATIONS--1996 COMPARED TO 1995

    OPERATING REVENUES. Operating revenues were $9.88 billion, an improvement of $795.6 million (8.8%). Operating revenue per total service ASM increased 2.8%. System passenger revenue increased 10.8% due to a 7.4% increase in scheduled service ASMs and a 3.3% increase in passenger RASM which was attributable to a .9% increase in system yield and a 2.2% (1.6 points) increase in passenger load factor.

    Domestic passenger revenue of $5.72 billion increased $618.1 million (12.1%). A 6.3% increase in scheduled service ASMs and a 5.4% increase in RASM resulted in the improved performance. The increase in scheduled service ASMs resulted primarily from the addition of 19 aircraft, which allowed the Company to increase frequencies to 23 cities and enter seven new markets. The increase in RASM was largely driven by a 4.6% increase in yield which was favorably impacted by the lapsed federal ticket taxes. See "Other Information--U.S. TRANSPORTATION TAXES."

    Pacific passenger revenue increased $92.4 million (4.3%) to $2.25 billion due to an 8.3% increase in scheduled service ASMs resulting primarily from new service to Beijing, China and additional frequencies due to higher utilization of existing aircraft. However, RASM decreased by 3.8% because of a 7.5% decrease in yield which was somewhat mitigated by a 4.1% (3.1 points) increase in passenger load factor. The Pacific yield decreased primarily because of a weaker Japanese yen. The average yen per U.S. dollar exchange rate for the years ended December 31, 1996 and 1995 was 108 and 94, respectively, a weakening of the yen of 14.9%. Atlantic passenger revenue increased $125.9 million (24.9%) to $630.5 million, due to a 12.0% increase in scheduled service ASMs and an 11.5% increase in RASM which was largely yield related.

    Cargo revenue decreased $5.4 million (.7%) due to 1.4% fewer cargo ton miles. Cargo capacity was reduced because of increased passenger loads. Other revenue decreased $35.3 million (6.2%) due primarily to decreased charter activity.

    OPERATING EXPENSES. Operating expenses increased $655.2 million (8.0%). While operating capacity increased 7.3% to 94.0 billion total service ASMs, operating expense per total service ASM increased 1.4% largely related to higher fuel prices and increased maintenance costs somewhat offset by lower stock-based compensation. Salaries, wages and benefits increased $297.3 million (12.3%) due primarily to an increase in average full-time equivalent employees of 4.7% and the end of the Wage Savings Period. The increase in full-time equivalent employees was attributable to the increased flying of 7.3% and increased traffic of 6.8%. Additionally, included in the increased salaries, wages and benefits expense was a $73.8 million unfavorable impact of pension expense due to a lower pension discount rate applied in 1996 compared to 1995. Non-cash stock-based employee compensation expense is a function of shares earned by employees and the period-ending common stock price. The 1996 stock-based compensation expense decreased to $242.8 million from $478.0 million for 1995 because fewer shares were earned by employees in 1996 (7.2 million common equivalent shares compared with 9.4 million common equivalent shares earned in 1995) and the common stock price used to measure expense decreased to a weighted average of $33.77 per share for 1996 from $51.00 per share for 1995. Aircraft fuel and related taxes increased 28.9% from $1.08 billion to $1.40 billion. A 20.8% increase in average fuel cost per gallon and an excise tax increase which was effective October 1995 caused $256.6 million of the increase with the balance attributable to increased flying. Commissions increased $27.9 million (3.3%) as a result of a 10.8% increase in passenger revenue somewhat offset by the impact of a decrease in the effective domestic commission rate. Aircraft maintenance materials and repairs increased $160.8 million (40.7%) due to a number of factors including the timing of maintenance activities, increased flying, higher engine overhaul costs and the impact of favorable vendor settlements in 1995. Other rentals and landing fees decreased $22.2 million (4.7%) due primarily to the weakening of the Japanese yen. Other expenses increased $86.5 million (4.8%), due primarily to increased volume and rates for outside services, promotional and personnel expenses.

    OTHER INCOME AND EXPENSE. Interest expense-net decreased $124.8 million (32.2%) primarily due to the retirement of debt prior to scheduled maturity and the October 1995 restructuring of the Company's financing arrangement related to certain property in Japan. The foreign currency gain of $19.1 million was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. The $18.0 million benefit in other-net was largely due to a $25.5 million increase in income related to an equity investment in an affiliate offset by the payment of $10.9 million made related to the travel agency litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had cash and cash equivalents of $740.4 million, unrestricted short-term investments of $299.5 million, borrowing capacity of $839.2 million under its revolving credit facility and the ability under another facility to borrow up to $240 million using existing aircraft as collateral, providing total available liquidity of $2.12 billion.

    Cash flows from operating activities were $1.61 billion for 1997 which included higher than normal sale proceeds of frequent flyer miles in excess of revenue, in the amount of $387.7 million. Such higher than normal sale proceeds were due to a 1997 bulk sale of such miles to the Company's frequent flyer partners. Cash flows from operating activities were $1.37 billion for 1996 and $1.46 billion for 1995. Net cash used in investing and financing activities during 1997, 1996 and 1995 was $1.43 billion, $1.66 billion and $1.08 billion, respectively.

    INVESTING ACTIVITIES. Investing activities in 1997 consisted primarily of costs to commission aircraft before entering revenue service, aircraft deposits, the refurbishment of DC9 aircraft, engine hushkitting, ground equipment purchases, the acquisition of Express, the purchase off lease of four aircraft and the purchase of eight RJ85 aircraft, one DC10-30 aircraft and three DC9-30 aircraft. Investing activities in 1996 pertained primarily to the acquisition of 13 Boeing 757 aircraft, seven DC9-30 aircraft, three DC10-30 aircraft and two 747-200 aircraft; the purchase off lease of 22 aircraft; and the refurbishment of DC9 aircraft. Capital expenditures for 1995 pertained primarily to aircraft modifications, the acquisition of two Boeing 757 aircraft for sale and leaseback, the acquisition of 14 DC9 aircraft and deposits on ordered aircraft.

    On January 25, 1998, NWA Corp. entered into an Investment Agreement pursuant to which NWA Corp. will acquire the beneficial ownership of 8,535,868 shares of Class A Common Stock of Continental Airlines, Inc. ("Continental"). The aggregate consideration was valued at approximately $519 million as of the time of entering into the Investment Agreement and was expected to consist of $311 million in cash and 4.2 million shares of newly issued common stock. The cash is expected to be funded from the Company's general working capital which may be supplemented by the proceeds of unsecured borrowings in the public capital markets. The transaction is expected to close by the end of 1998. For additional information regarding the formation of a new holding company and the related corporate restructuring, the Governance Agreement with Continental and the operating alliance, see Note S to the Consolidated Financial Statements.

    On February 27, 1998, NWA Corp. entered into an amendment to the Investment Agreement to change the composition of the aggregate consideration to now consist of $308 million in cash and 4.2 million shares of newly issued common stock. On March 2, 1998, NWA Corp. entered into a Purchase Agreement pursuant to which it will acquire 979,000 additional shares of Continental Class A Common Stock for $59.5 million in cash. This transaction is scheduled to close simultaneously with the transactions contemplated by the Investment Agreement. These shares, together with the shares to be acquired by NWA Corp. pursuant to the Investment Agreement, represent approximately 15.4% of Continental's common stock and 58% of its outstanding common stock voting power.

    FINANCING ACTIVITIES. Financing activities in 1997 pertained primarily to NWA Corp.'s repurchases of its common stock and Series A and B Preferred Stock, the issuance of $250 million of unsecured notes, the sale and leaseback of eight RJ85 aircraft and the payment of debt and capital lease obligations. In December 1997, the Company repurchased $39 million of its sale-leaseback financing obligations. The

Company's Credit Agreement was amended in December 1997 to increase its existing unsecured revolving credit facility from $500 million to $675 million and to extend the availability period to December 2002, and to add a new $175 million 364-day unsecured revolving credit facility. If the 364-day facility is not renewed for an additional 364-day period, the Company may borrow up to the entire amount of the facility and all such borrowings mature in December 2002.

    On September 29, 1997, the Company entered into agreements to repurchase for $1.12 billion over three years the 25 million shares of NWA Corp. common stock held by KLM. On that date, 6.8 million of such shares were repurchased for $273.1 million. Concurrently, all of NWA Corp.'s Series A and B Preferred Stock held by KLM and other holders was repurchased for $251.3 million. Both repurchases were funded using existing cash resources. The remaining 18.2 million shares of common stock to be repurchased were reclassified to redeemable common stock from common stockholders' equity, as required for such stock transactions. However, earnings per share calculations will continue to include the 18.2 million shares until actually repurchased. The Company and KLM also expanded their alliance by entering into an enhanced commercial and operational alliance providing for a minimum term of 13 years.

    Subsequently, on January 16, 1998, NWA Corp. reached an agreement in principle with KLM to accelerate the repurchase of the remaining 18.2 million shares of common stock. The agreement in principle is subject to the execution of definitive documentation and the approval of the respective boards of NWA Corp. and KLM. The estimated purchase price of $775 million will be paid with a combination of approximately $335 million of cash and three senior unsecured notes for the remainder. The cash is expected to be funded from the Company's general working capital which may be supplemented by the proceeds of unsecured borrowings in the public capital markets. The transaction is expected to close before May 1, 1998 at which time the 18.2 million remaining common shares will be repurchased and excluded from the earnings per share calculations. See Note H to the Consolidated Financial Statements.

    Northwest sells certain receivables on an ongoing basis to Northwest Capital Funding Corp., pursuant to a receivable financing program (the "Receivable Program"). The Receivable Program provides for the early retirement of the related term certificates upon the occurrence of certain events, one of which occurred on January 25, 1998. Accordingly, these certificates were paid in full on February 25, 1998.

    Financing activities in 1996 pertained primarily to the sale and leaseback of seven Boeing 757 aircraft and the payment of debt and capital lease obligations, including prepayments of $180 million. In October 1996, the Credit Agreement was amended to increase the term loan to $150 million and extend the final maturity to 2002. In July 1996, NWA Corp. acquired from KLM 3,691.2 shares of NWA Corp. Series A Preferred Stock and 2,962.8 shares of NWA Corp. Series B Preferred Stock in exchange for $379 million of unsecured promissory notes which were repaid in December 1996.

    In October 1995 the Company completed a restructuring of its financing arrangement related to certain property the Company owns in Japan. As a result, long-term debt decreased by $695.9 million and was replaced by a $622.0 million yen-denominated non-recourse obligation with longer maturities which is reflected in the Company's balance sheet as a Mandatorily Redeemable Preferred Security of Subsidiary which holds a solely non-recourse obligation of Company. In December 1995 the Company retired the 1989 acquisition loan by prepaying the remaining $837 million loan outstanding using proceeds from a new credit facility and available funds. Also during 1995, Bankers Trust New York Corporation exchanged 1,727 shares of NWA Corp.'s Series B Preferred Stock for 2,050,000 shares of NWA Corp.'s common stock.

    See Note D to the Consolidated Financial Statements for maturities of long-term debt for the five years subsequent to December 31, 1997.

    CAPITAL COMMITMENTS. The current aircraft delivery schedule provides for the acquisition of 115 aircraft over the next eight years. See Notes K and O to Consolidated Financial Statements for additional discussion of aircraft capital commitments. Other capital expenditures, including costs to commission presently owned aircraft that have not yet entered revenue service, are projected for 1998 to be approximately $395 million which the Company anticipates funding primarily with cash from operations.

    The Company has adopted programs to hushkit and modify 173 DC9 aircraft to meet noise and aging aircraft requirements. As of December 31, 1997, the Company had hushkitted 89 of these 173 DC9 aircraft. Capital expenditures for engine hushkits and aging aircraft modifications were $51 million in 1997 and are expected to aggregate $360 million during the next five years for these aircraft. The Company has also elected to upgrade aircraft systems and refurbish interiors for the 173 DC9 aircraft. Capital expenditures associated with upgrading systems and interior refurbishment were $74 million in 1997 and are expected to aggregate $54 million during the next five years.

    The Company has commenced its program, adopted in 1996, to refurbish the interiors of its international 747 and DC10 aircraft, estimated to aggregate $120 million over the next five years. In 1996, the Company adopted a program to hushkit and modify 29 Boeing 727-200 aircraft, estimated to cost approximately $65 million over the next two years.

    LABOR AGREEMENTS. The labor cost savings discussed in Note C to Consolidated Financial Statements which improved the Company's 1993 to 1996 cash flow from operating activities ended on July 31, 1996 for flight attendants, September 30, 1996 for mechanics, ground personnel and management and October 30, 1996 for pilots. The Company's agreements with the employee unions provided that wage scales at the end of the Wage Savings Period snapback to August 1, 1993 levels and snap-up pursuant to formulae based in part on wage rates and wage rate increases at other large U.S. airlines. Consequently, at the end of the Wage Savings Period, salaries and wages increased by approximately $340 million on an annualized basis including $50 million for snap-ups.

    The Company's labor contract with each of its unions became amendable as each labor cost savings agreement ended. Consequently, future labor wage rates and costs are subject to collective bargaining. While the Company cannot predict the wage rates that will ultimately be in effect (since such rates will be determined by collective bargaining), management believes that its labor costs will remain competitive in comparison to other large U.S. airlines. The Company cannot predict the ultimate outcome of the negotiations at this time.

    WORKING CAPITAL. The Company operates, like its competitors, with a working capital deficit which aggregated $674.2 million at December 31, 1997. The working capital deficit is primarily attributable to the $1.22 billion air traffic liability for advance ticket sales.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

    The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Notes A and P to the Consolidated Financial Statements for accounting policies and additional information, respectively.

    AIRCRAFT FUEL. The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing futures contracts traded on regulated exchanges. Market risk is estimated as a hypothetical 10% increase in the December 31, 1997 cost per gallon of fuel based on projected 1998 fuel usage which would result in an increase to aircraft fuel expense of approximately $90 million in 1998, net of gains realized from fuel hedge instruments outstanding at December 31, 1997. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of December 31,

1997, the Company had hedged approximately 28% of its 1998 fuel requirements, including 63% of the first quarter.

    FOREIGN CURRENCY. The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. From time to time, the Company uses options and forward contracts to hedge its anticipated yen-denominated net cash flows. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 1997 levels relative to each of the currencies in which the Company's sales and expenses are denominated would result in a decrease in operating income of approximately $48 million for the year ending December 31, 1998, net of gains realized from yen hedge instruments outstanding at December 31, 1997, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. The increase to other income due to the remeasurement of net foreign currency-denominated liabilities and the increase to common stockholders' equity deficit due to the translation of net yen-denominated liabilities resulting from a 10% strengthening in the value of the U.S. dollar is not material. This sensitivity analysis was prepared based upon projected 1998 foreign currency-denominated revenues and expenses and foreign currency-denominated assets and liabilities as of December 31, 1997.

    In 1997, the Company's yen-denominated revenues exceeded its yen-denominated expenses by approximately 75 billion yen (approximately $625 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of
13.3 billion yen ($109 million) during 1997. In general, each time the yen strengthens (weakens), the Company's on-going operating income is favorably (unfavorably) impacted due to net yen-denominated cash flows and a nonoperating foreign currency loss (gain) is recognized due to the remeasurement of net yen-denominated liabilities. The Company's operating income was negatively impacted by approximately $70 million due to a weaker yen in 1997 compared to 1996. The yen to U.S. dollar exchange rate at December 31, 1997, 1996 and 1995 was 131 yen to $1, 116 yen to $1 and 103 yen to $1, respectively. There was no material impact on 1997 earnings associated with the Japanese yen collar option and forward contracts. As of December 31, 1997, the Company had purchased put options to hedge approximately 90% of its 1998 net yen-denominated cash flows.

    INTEREST. The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from variable-rate debt instruments. The Company has mitigated this risk by limiting its variable-rate debt instruments to approximately 47% of long-term debt at December 31, 1997. If long-term interest rates average 10% more in 1998 than they did during 1997, the Company's net interest expense would increase by approximately $7 million. If short-term interest rates average 10% more in 1998 than they did during 1997, the Company's interest income from cash equivalents and short-term investments would increase by approximately $7 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt and cash equivalent and short-term investment balances at December 31, 1997.

    Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates and amounts to approximately $45 million. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

OTHER INFORMATION

    INCOME TAXES. Sections 382 and 383 of the Internal Revenue Code of 1986 (the "Code") and the regulations thereunder impose limitations on the carryforward amounts of net operating losses ("NOLs"), alternative minimum tax net operating losses ("AMTNOLs") and credits that can be used to offset taxable income (or used as a credit) in any single year if the corporation experiences more than a 50% ownership change, as defined therein, over a three-year testing period ending on any testing date. See Note J to the

Consolidated Financial Statements for information regarding income taxes and NOLs, AMTNOLs and credits.

    Management believes that an offering of outstanding common stock by existing stockholders in November 1995 triggered an ownership change, but that no ownership change occurred prior to such offering. If such an ownership change in fact occurred as a result of the November 1995 offering, management believes that even as limited by Sections 382 and 383 of the Code, the NOLs, AMTNOLs and credits would be used significantly earlier than their expiration, and the annual limitation would not have an adverse impact on the Company. However, if the Internal Revenue Service (the "IRS") were to successfully assert that an ownership change had occurred on any prior date, including August 1, 1993 (the date of the labor agreements), the impairment of the Company's ability to use its NOLs, AMTNOLs and credit carryforwards would be significant because the value of the Company's stock on certain prior testing dates (which adversely affects the annual limitation) was relatively low.

    U.S. TRANSPORTATION TAXES. The United States 10% passenger ticket tax applicable to domestic travel, the 6.25% domestic cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Consequently, the Company ceased collecting these taxes on January 1, 1996. These taxes were reinstated for tickets sold subsequent to August 27, 1996 for travel through December 31, 1996. These taxes lapsed again on December 31, 1996 and were reinstated for tickets sold from March 7, 1997 to September 30, 1997. The Company estimates that the reinstatement of the transportation taxes had approximately a $183 million adverse impact on passenger revenues for the year ended December 31, 1997.

    The Taxpayer Relief Act enacted by Congress revised transportation taxes and instituted new taxes for tickets for travel from October 1, 1997 to December 31, 2007. The legislation included a reduction in the domestic passenger ticket tax to 7.5% over three years (the rate decreased to 9% on October 1, 1997) with certain rural airports subject to a 7.5% tax throughout the life of the bill. The $6 international departure tax increased to $12 and a new $12 international arrival tax was imposed (both began for tickets sold on or after August 13, 1997 for travel commencing on or after October 1, 1997). The departure tax on travel between the U.S. 48 states and Alaska or Hawaii remained at $6. A new segment fee applicable to domestic travel began at $1 for the period from October 1, 1997 to September 30, 1998 and will gradually increase to $3 for the calendar year 2002. Rural airports are exempt from this segment fee, but travel between the U.S. 48 states and Alaska or Hawaii is subject to this new tax. Both the international departure and arrival taxes and the segment fee will be indexed each year to the consumer price index. In addition, a 7.5% tax on the sale of frequent flyer miles was included in the legislation. The impact of the changes is expected to increase annualized U.S. transportation taxes collected by Northwest from current levels by approximately $50 million resulting in an undetermined dilution of future passenger revenue.

    U.S.--JAPAN AVIATION BILATERAL. On March 14, 1998, the U.S. and Japan signed a Memorandum of Understanding ("MOU") to modify the 1952 U.S.-Japan bilateral aviation agreement. Among other things, the MOU (1) confirms Northwest's "fifth freedom" rights between Japan and other Asian destinations,
(2) provides unlimited opportunities to fly between any point in the U.S. and any point in Japan, (3) allows certain code-sharing rights, (4) provides opportunities for competitive pricing, (5) provides one additional Japanese passenger airline and one additional Japanese all-cargo airline with certificate authority issued pursuant to the 1952 aviation agreement and (6) permits expanded frequencies for U.S. and Japan airlines not holding certificate authority issued pursuant to the 1952 aviation agreement. In addition, the U.S. has received assurances that Northwest will retain all 316 of its weekly takeoff and landing slots at Tokyo's slot-constrained Narita International Airport, along with Northwest's allocation of 114 slots at Osaka's Kansai Airport and will have access to new slots as they become available. As a result of the MOU, Northwest expects its U.S. and Japan airline competitors to add capacity between the U.S. and Japan. Northwest expects to respond to the increased competition and to take advantage of its affirmed and additional rights resulting from the MOU. The increased competitive environment resulting from the MOU and the general economic environment in Asia may adversely impact the Company's Pacific revenues in 1998.

    DETROIT MIDFIELD TERMINAL. In October 1996, the Company and Wayne County, Michigan (the "County") entered into an agreement pursuant to which, subject to the satisfaction of certain conditions set forth in the agreement, the Company will manage and supervise the design and construction of a $960 million terminal at Detroit Metropolitan Wayne County Airport. The new terminal is scheduled to be completed in 2001 and is anticipated to be funded from federal and State of Michigan grants, passenger facility charges and the County's issuance of airport bonds payable primarily from future passenger facility charges. The Company and the County have entered into agreements pursuant to which the Company will lease space in the new terminal for a term of 30 years from the date the terminal opens.

    YEAR 2000 ISSUE. The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. As a result, the Company implemented a Year 2000 project in 1996 to ensure that the Company's computer systems will function properly in the Year 2000 and thereafter. The Company anticipates completing its Year 2000 project in early 1999 and believes that with modifications to its existing software and systems and/or conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

    The Company has also initiated communications with its significant suppliers and vendors with whom the Company's systems interface and exchange data or upon whom the Company's business depends and is coordinating efforts with these outside third parties to minimize the extent to which its business will be vulnerable to such third parties' failure to remediate their own Year 2000 Issues. The Company's business is also dependent upon certain governmental organizations or entities which provide essential aviation industry infrastructure, such as the Federal Aviation Administration ("FAA"). There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems.

    The total cost of the Company's Year 2000 project is currently estimated at $55 million (of which $10 million has been spent and expensed) and is being funded through cash from operations. The remaining costs for the Year 2000 project will be expensed as incurred. The costs of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third party modification plans. However, in particular due to the potential impact of third party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

    NEW ACCOUNTING STANDARDS. See Note A to the Consolidated Financial Statements for recent accounting standards that impact future financial statement disclosure requirements.

    FORWARD-LOOKING STATEMENTS. Certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based upon information available to the Company on the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements deal with the Company's expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company's expectations.

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Northwest Airlines Corporation

    We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Minneapolis, Minnesota
January 25, 1998

                         NORTHWEST AIRLINES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
                                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents................................................................  $   740.4  $   559.4
  Short-term investments...................................................................      437.7      253.1
  Accounts receivable, less allowance (1997--$21.2; 1996--$19.7)...........................      664.8      656.1
  Flight equipment spare parts, less allowance (1997--$148.9; 1996--$127.3)................      376.1      262.2
  Deferred income taxes....................................................................       84.8       95.5
  Prepaid expenses and other...............................................................      294.0      263.6
                                                                                             ---------  ---------
                                                                                               2,597.8    2,089.9
PROPERTY AND EQUIPMENT
  Flight equipment.........................................................................    5,246.7    4,724.0
  Less accumulated depreciation............................................................    1,295.6    1,107.6
                                                                                             ---------  ---------
                                                                                               3,951.1    3,616.4
  Other property and equipment.............................................................    1,489.0    1,484.2
  Less accumulated depreciation............................................................      612.4      560.1
                                                                                             ---------  ---------
                                                                                                 876.6      924.1
                                                                                             ---------  ---------
                                                                                               4,827.7    4,540.5
FLIGHT EQUIPMENT UNDER CAPITAL LEASES
  Flight equipment.........................................................................      907.1      927.4
  Less accumulated amortization............................................................      270.0      255.9
                                                                                             ---------  ---------
                                                                                                 637.1      671.5
OTHER ASSETS
  Investments in affiliated companies......................................................      185.9      164.4
  International routes, less accumulated amortization (1997--$239.9;
    1996--$216.3)..........................................................................      727.8      751.4
  Other....................................................................................      359.9      294.0
                                                                                             ---------  ---------
                                                                                               1,273.6    1,209.8
                                                                                             ---------  ---------
                                                                                             $ 9,336.2  $ 8,511.7
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Air traffic liability....................................................................  $ 1,222.5  $ 1,010.7
  Accounts payable and other liabilities...................................................      944.6      796.7
  Accrued compensation and benefits........................................................      376.5      456.8
  Accrued commissions......................................................................      183.9      177.4
  Accrued aircraft rent....................................................................      207.5      196.7
  Current maturities of long-term debt.....................................................      227.4      144.4
  Current obligations under capital leases.................................................       55.9       61.7
  Short-term borrowings....................................................................       53.7       38.8
                                                                                             ---------  ---------
                                                                                               3,272.0    2,883.2
LONG-TERM DEBT.............................................................................    1,841.9    1,916.0
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES.................................................      649.4      710.5
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes....................................................................    1,161.5      947.2
  Long-term pension and postretirement health care benefits................................      407.3      461.2
  Other....................................................................................      674.1      348.9
                                                                                             ---------  ---------
                                                                                               2,242.9    1,757.3
MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
  OBLIGATION OF COMPANY-- NOTE F
  (Redemption value 1997--$551.0; 1996--$628.8)............................................      486.3      549.2
REDEEMABLE STOCK
  Preferred, liquidation value (1997--$311.3; 1996--$610.8)................................      306.2      602.6
  Common (18,177,874 shares)...............................................................      848.5     --
                                                                                             ---------  ---------
                                                                                               1,154.7      602.6
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value; shares authorized--315,000,000; shares issued and
    outstanding (1997--103,780,875; 1996--97,604,056)......................................        1.0        1.0
  Additional paid-in capital...............................................................    1,273.8    1,151.1
  Accumulated deficit......................................................................     (362.2)    (945.2)
  Other....................................................................................     (102.0)    (114.0)
  Treasury stock (6,800,000 shares repurchased and 18,177,874 shares to be repurchased)....   (1,121.6)    --
                                                                                             ---------  ---------
                                                                                                (311.0)      92.9
                                                                                             ---------  ---------
                                                                                             $ 9,336.2  $ 8,511.7
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
OPERATING REVENUES
  Passenger.......................................................................  $ 8,822.1  $ 8,598.3  $ 7,762.0
  Cargo...........................................................................      789.4      745.8      751.2
  Other...........................................................................      614.3      536.4      571.7
                                                                                    ---------  ---------  ---------
                                                                                     10,225.8    9,880.5    9,084.9
OPERATING EXPENSES
  Salaries, wages and benefits....................................................    3,023.9    2,709.4    2,412.1
  Stock-based employee compensation...............................................     --          242.8      478.0
  Aircraft fuel and taxes.........................................................    1,393.8    1,396.9    1,083.8
  Commissions.....................................................................      855.2      868.4      840.5
  Aircraft maintenance materials and repairs......................................      620.4      556.2      395.4
  Other rentals and landing fees..................................................      456.7      454.0      476.2
  Aircraft rentals................................................................      358.9      346.3      338.9
  Depreciation and amortization...................................................      396.0      377.7      358.1
  Other...........................................................................    1,963.7    1,875.0    1,788.5
                                                                                    ---------  ---------  ---------
                                                                                      9,068.6    8,826.7    8,171.5
                                                                                    ---------  ---------  ---------
OPERATING INCOME..................................................................    1,157.2    1,053.8      913.4
OTHER INCOME (EXPENSE)
  Interest expense................................................................     (244.7)    (269.8)    (401.2)
  Interest capitalized............................................................       10.6        7.3       13.9
  Interest of mandatorily redeemable preferred security holder....................      (24.3)     (27.2)      (7.1)
  Investment income...............................................................       68.0       71.2       72.7
  Foreign currency gain (loss)....................................................        1.8       19.1      (36.9)
  Other--net......................................................................       16.0       18.0      (11.3)
                                                                                    ---------  ---------  ---------
                                                                                       (172.6)    (181.4)    (369.9)
                                                                                    ---------  ---------  ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.................................      984.6      872.4      543.5
  Income tax expense..............................................................      378.8      336.3      201.4
                                                                                    ---------  ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEM..................................................      605.8      536.1      342.1
  Gain (loss) on extinguishment of debt, net of taxes.............................       (9.3)    --           49.9
                                                                                    ---------  ---------  ---------
NET INCOME                                                                              596.5      536.1      392.0
  Preferred stock requirements....................................................      (13.5)     (37.5)     (57.8)
  Preferred stock transactions....................................................     --           74.5       58.9
                                                                                    ---------  ---------  ---------
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS......................................  $   583.0  $   573.1  $   393.1
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
EARNINGS PER COMMON SHARE:
  BASIC
    Before effects of extraordinary item and preferred stock transactions.........  $    5.89  $    5.05  $    3.11
    Gain (loss) on extinguishment of debt.........................................      (0.10)    --            .55
    Preferred stock transactions..................................................     --            .75        .64
                                                                                    ---------  ---------  ---------
    Earnings per common share.....................................................  $    5.79  $    5.80  $    4.30
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  DILUTED
    Before effects of extraordinary item and preferred stock transactions.........  $    5.29  $    4.52  $    2.90
    Gain (loss) on extinguishment of debt.........................................      (0.08)    --            .50
    Preferred stock transactions..................................................     --            .68        .58
                                                                                    ---------  ---------  ---------
    Earnings per common share.....................................................  $    5.21  $    5.20  $    3.98
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                  -------------------------------
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................................  $   596.5  $   536.1  $   392.0
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................................      396.0      377.7      358.1
    Income tax expense..........................................................      378.8      336.3      201.4
    Payment of income taxes.....................................................     (114.3)    (256.6)    (116.9)
    Pension and other postretirement benefit contributions (in excess of) less
      than expense..............................................................     (125.8)      14.7      (97.6)
    Stock-based employee compensation...........................................     --          242.8      478.0
    Sale proceeds of frequent flyer miles in excess of revenue..................      387.7       31.3        7.5
    Other--net..................................................................       (1.8)     (40.2)     (59.4)
    Changes in certain assets and liabilities:
      Decrease (increase) in accounts receivable................................       39.5       18.6      (56.0)
      Decrease (increase) in flight equipment spare parts.......................     (136.7)      12.2      (59.7)
      Decrease (increase) in prepaid expenses and other.........................      (13.3)      (6.6)      28.3
      Increase in air traffic liability.........................................      108.1       91.0      119.8
      Increase (decrease) in accounts payable and other liabilities.............       82.3      (60.7)     243.3
      Increase in accrued compensation and benefits.............................       10.3       75.7       21.8
                                                                                  ---------  ---------  ---------
        Net cash provided by operating activities...............................    1,607.3    1,372.3    1,460.6

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..........................................................     (724.3)  (1,205.3)    (569.5)
  Purchases of short-term investments...........................................     (632.0)    (501.2)    (659.3)
  Proceeds from maturities of short-term investments............................      469.3      511.2      991.4
  Other--net....................................................................        1.1      (46.6)      (8.3)
                                                                                  ---------  ---------  ---------
        Net cash used in investing activities...................................     (885.9)  (1,241.9)    (245.7)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common and preferred stock......................................     (524.4)    --         --
  Payment of long-term debt and capital lease obligations.......................     (407.8)    (550.4)  (1,279.3)
  Payment of short-term notes payable...........................................     --         (379.2)    --
  Proceeds from long-term debt..................................................      250.6      184.8      352.1
  Proceeds from sale and leaseback transactions.................................      168.0      350.0      100.0
  Other--net....................................................................      (26.8)     (27.1)      (4.8)
                                                                                  ---------  ---------  ---------
        Net cash used in financing activities...................................     (540.4)    (421.9)    (832.0)
                                                                                  ---------  ---------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................      181.0     (291.5)     382.9

Cash and cash equivalents at beginning of period................................      559.4      850.9      468.0
                                                                                  ---------  ---------  ---------
Cash and cash equivalents at end of period......................................  $   740.4  $   559.4  $   850.9
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Cash and cash equivalents and unrestricted short-term investments at end of
  period........................................................................  $ 1,039.9  $   752.1  $   970.9
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Available to be borrowed under credit facilities................................  $ 1,079.2  $   726.8  $   187.6
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN MILLIONS)

                                                COMMON STOCK    ADDITIONAL
                                               --------------    PAID-IN     ACCUMULATED            TREASURY
                                               SHARES  AMOUNT    CAPITAL       DEFICIT      OTHER     STOCK      TOTAL
                                               ------  ------   ----------   -----------   -------  ---------  ---------
BALANCE JANUARY 1, 1995......................   84.3    $0.8     $  636.6     $(1,910.9)   $ (97.2) $  --      $(1,370.7)
Net income...................................                                     392.0                            392.0
Exchange of preferred stock for common
  stock......................................    2.0                 37.9          58.9                             96.8
Shares earned by employees including shares
  issued to employee benefit plans...........    3.4                280.3                                          280.3
Accrued cumulative dividends on Series A and
  B Preferred Stock..........................                                     (50.3)                           (50.3)
Accretion of Series C Preferred Stock........                                      (7.7)                            (7.7)
Tax benefit related to stock issued to
  employees..................................                         2.1                                            2.1
Translation adjustments, net of income
  taxes......................................                                                  1.7                   1.7
Pension liability adjustment, net of income
  taxes......................................                                               (179.1)               (179.1)
Series C Preferred Stock converted to common
  stock......................................    0.5                  8.1                                            8.1
Other........................................    1.1     0.1          5.7           0.2        2.0                   8.0
                                               ------  ------   ----------   -----------   -------  ---------  ---------
BALANCE DECEMBER 31, 1995....................   91.3     0.9        970.7      (1,517.8)    (272.6)    --         (818.8)
Net income...................................                                     536.1                            536.1
Acquisition of preferred stock...............                                      74.5                             74.5
Shares earned by employees including shares
  issued to employee benefit plans...........    4.8                137.5                                          137.5
Accrued cumulative dividends on Series A and
  B Preferred Stock..........................                                     (36.6)                           (36.6)
Accretion of Series C Preferred Stock........                                      (0.9)                            (0.9)
Tax benefit related to stock issued to
  employees..................................                         7.0                                            7.0
Translation adjustments, net of income
  taxes......................................                                                 (0.1)                 (0.1)
Pension liability adjustment, net of income
  taxes......................................                                                157.5                 157.5
Series C Preferred Stock converted to common
  stock......................................    1.0                 32.0                                           32.0
Other........................................    0.5      .1          3.9          (0.5)       1.2                   4.7
                                               ------  ------   ----------   -----------   -------  ---------  ---------
BALANCE DECEMBER 31, 1996....................   97.6     1.0      1,151.1        (945.2)    (114.0)    --           92.9
Net income...................................                                     596.5                            596.5
Repurchase of common stock...................                         7.0                              (273.1)    (266.1)
Common stock committed to be repurchased.....                        21.9                              (848.5)    (826.6)
Shares issued to employee benefit plans......    3.5                                                              --
Accrued cumulative dividends on Series A and
  B Preferred Stock..........................                                     (14.4)                           (14.4)
Accretion of Series C Preferred Stock........                                      (1.1)                            (1.1)
Tax benefit related to stock issued to
  employees..................................                        29.1                                           29.1
Translation adjustments, net of income
  taxes......................................                                                  5.8                   5.8
Pension liability adjustment, net of income
  taxes......................................                                                  5.3                   5.3
Series C Preferred Stock converted to common
  stock......................................    1.8                 57.7                                           57.7
Other........................................    0.9                  7.0           2.0        0.9                   9.9
                                               ------  ------   ----------   -----------   -------  ---------  ---------
BALANCE DECEMBER 31, 1997....................  103.8    $1.0     $1,273.8     $  (362.2)   $(102.0) $(1,121.6) $  (311.0)
                                               ------  ------   ----------   -----------   -------  ---------  ---------
                                               ------  ------   ----------   -----------   -------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION: Northwest Airlines Corporation ("NWA Corp.") is a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"). The consolidated financial statements include the accounts of NWA Corp. and all subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies are accounted for by the equity method. Other investments are accounted for by the cost method.

    Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

    BUSINESS: Northwest's operations comprise more than 95% of the Company's consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 150 cities in 18 countries in North America, Asia and Europe. Northwest's global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with hubs at Tokyo and Osaka, and a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM") which operates through a hub in Amsterdam.

    FLIGHT EQUIPMENT SPARE PARTS: Flight equipment spare parts are carried at average cost. An allowance for depreciation is provided at rates which depreciate cost, less residual value, over the estimated useful lives of the related aircraft.

    PROPERTY, EQUIPMENT AND DEPRECIATION: Owned property and equipment are stated at cost. Property and equipment acquired under capital leases are stated at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Property and equipment are depreciated to residual values using the straight-line method over the estimated useful lives of the assets. Commencing with the acquisition of the parent of Northwest in 1989, estimated useful lives generally range from 4 to 25 years for flight equipment and 3 to 32 years for other property and equipment. Leasehold improvements are generally amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Property and equipment under capital leases are amortized over the lease terms or the estimated useful lives of the assets.

    AIRFRAME AND ENGINE MAINTENANCE: Routine maintenance and airframe and engine overhauls are charged to expense as incurred. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining useful life of the asset.

    FREQUENT FLYER PROGRAM: The estimated incremental cost of providing travel awards earned under Northwest's WorldPerks frequent flyer program is accrued. The Company sells mileage credits to participating companies in its frequent flyer program. A portion of such revenue is deferred and amortized as transportation is provided.

    OPERATING REVENUES: Passenger and cargo revenues are recognized when the transportation is provided. The air traffic liability represents the estimated value of sold but unused tickets and is regularly evaluated by the Company.

    ADVERTISING: Advertising costs, included in other operating expenses, are expensed as incurred and were $109.8 million, $120.4 million and $119.4 million in 1997, 1996 and 1995, respectively.

                         NORTHWEST AIRLINES CORPORATION

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EMPLOYEE STOCK OPTIONS: The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.

    FOREIGN OPERATIONS: Operating revenues from foreign operations, primarily in the Pacific region, totaled approximately $3.43 billion, $3.39 billion and $3.17 billion in 1997, 1996 and 1995, respectively. International routes are amortized on a straight-line basis, generally over 40 years. International operating route authorities and alliances are regulated by governmental policy and bilateral agreements between nations. Changes in such policies or agreements could impact Northwest.

    Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income.

    The Preferred Security (see Note F) and other assets and liabilities of certain properties located outside of the United States whose cash flows are primarily in the local functional currency are translated at current exchange rates, with translation gains and losses recorded directly to common stockholders' equity deficit. The cumulative foreign translation loss, net of tax, was $33.6 million as of December 31, 1997.

    INCOME TAXES: The Company accounts for income taxes utilizing the liability method. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities.

    EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented and restated to conform to SFAS 128 requirements. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share.

    USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    NEW ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components. SFAS 131 establishes standards for defining operating segments and the reporting of certain information regarding operating segments. Because these statements only impact how financial information is disclosed in interim and annual reports, the adoption will have no impact to the Company's financial condition or results of operations.

                         NORTHWEST AIRLINES CORPORATION

NOTE B--EARNINGS PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings per common share (in millions, except share data):

                                                                                YEAR ENDED DECEMBER 31
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Numerator:
  Income before extraordinary item..................................  $       605.8  $       536.1  $       342.1
    Preferred stock requirements....................................          (13.5)         (37.5)         (57.8)
    Preferred stock transactions....................................       --                 74.5           58.9
                                                                      -------------  -------------  -------------
    Income applicable to common stockholders for basic earnings per
      share.........................................................          592.3          573.1          343.2
  Effect of dilutive securities:
    Series C Preferred Stock........................................            1.1            0.9            7.7
                                                                      -------------  -------------  -------------
  Income applicable to common stockholders after assumed conversions
    for diluted earnings per share..................................  $       593.4  $       574.0  $       350.9
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Denominator:
  Weighted-average shares outstanding for basic earnings per
    share...........................................................    100,616,605     98,731,917     91,378,509
  Effect of dilutive securities:
    Series C Preferred Stock........................................      9,981,547     10,216,939      7,441,240
    Employee stock options..........................................      1,319,177      1,482,406      1,838,509
    Common stock repurchase obligation..............................        280,253       --             --
                                                                      -------------  -------------  -------------
  Adjusted weighted-average shares and assumed conversions for
    diluted earnings per share......................................    112,197,582    110,431,262    100,658,258
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    For additional disclosures regarding the outstanding Series C Preferred Stock, the employee stock options, the common stock repurchase obligation and additional shares to be issued, see Notes C, G, H, I and S.

NOTE C--LABOR AGREEMENTS

    The Company's labor agreements provided for wage and other compensation savings (the "Actual Savings") by domestic employees, including management, and other cost reductions which aggregated $897 million over a 36 to 39 month period (depending on the labor group) (the "Wage Savings Period") which ended between August and November 1996. As part of an overall revised compensation plan provided by the labor agreements, the Company, among other things, issued to trusts for the benefit of participating employees 9.1 million shares of a new class of NWA Corp. Series C cumulative, voting, convertible, redeemable preferred stock (the "Series C Preferred Stock") and 17.5 million shares of NWA Corp. Class A and Class B Common Stock and provided the union groups with three positions on the Board of Directors.

                         NORTHWEST AIRLINES CORPORATION

NOTE C--LABOR AGREEMENTS (CONTINUED)
    Information with respect to the shares issued to trusts for the benefit of employees is as follows (in millions):

                                                              SERIES C PREFERRED STOCK                     COMMON STOCK
                                                 --------------------------------------------------  ------------------------
                                                                                         FINANCIAL
                                                  SHARES TO     SHARES     SHARES HELD   STATEMENT    SHARES TO     SHARES
                                                  BE ISSUED     EARNED      BY TRUSTS     AMOUNT      BE ISSUED     EARNED
                                                 -----------  -----------  -----------  -----------  -----------  -----------
Balance January 1, 1995........................         5.9          4.0          3.0    $    91.3         12.0          7.8
  Shares earned by employees...................      --              2.9       --            197.7       --              5.5
  Shares issued to trusts......................        (1.8)      --              1.8       --             (3.4)      --
  Series C Preferred Stock converted to common
    stock......................................      --           --              (.4)        (8.1)      --           --
  Withdrawals from trusts......................      --           --           --           --           --           --
  Accretion....................................      --           --           --              7.7       --           --
                                                        ---          ---          ---   -----------         ---          ---
Balance December 31, 1995......................         4.1          6.9          4.4        288.6          8.6         13.3
  Shares earned by employees...................      --              2.2       --            105.3       --              4.2
  Shares issued to trusts......................        (2.6)      --              2.6       --             (4.8)      --
  Series C Preferred Stock converted to common
    stock......................................      --           --              (.8)       (32.0)      --           --
  Withdrawals from trusts......................      --           --           --           --           --           --
  Accretion and other..........................          .2       --           --               .9          (.3)      --
                                                        ---          ---          ---   -----------         ---          ---
Balance December 31, 1996......................         1.7          9.1          6.2        362.8          3.5         17.5
  Shares issued to trusts......................        (1.7)      --              1.7       --             (3.5)      --
  Series C Preferred Stock converted to common
    stock......................................      --           --             (1.3)       (57.7)      --           --
  Withdrawals from trusts......................      --           --           --           --           --           --
  Accretion....................................      --           --           --              1.1       --           --
                                                        ---          ---          ---   -----------         ---          ---
Balance December 31, 1997......................      --              9.1          6.6    $   306.2       --             17.5
                                                        ---          ---          ---   -----------         ---          ---
                                                        ---          ---          ---   -----------         ---          ---


                                                               FINANCIAL
                                                 SHARES HELD   STATEMENT
                                                  BY TRUSTS     AMOUNT
                                                 -----------  -----------
Balance January 1, 1995........................         5.8    $   121.4
  Shares earned by employees...................      --            280.3
  Shares issued to trusts......................         3.4       --
  Series C Preferred Stock converted to common
    stock......................................          .5          8.1
  Withdrawals from trusts......................        (2.0)      --
  Accretion....................................      --           --
                                                        ---   -----------
Balance December 31, 1995......................         7.7        409.8
  Shares earned by employees...................      --            137.5
  Shares issued to trusts......................         4.8       --
  Series C Preferred Stock converted to common
    stock......................................         1.0         32.0
  Withdrawals from trusts......................        (2.3)      --
  Accretion and other..........................      --           --
                                                        ---   -----------
Balance December 31, 1996......................        11.2        579.3
  Shares issued to trusts......................         3.5       --
  Series C Preferred Stock converted to common
    stock......................................         1.8         57.7
  Withdrawals from trusts......................        (4.2)      --
  Accretion....................................      --           --
                                                        ---   -----------
Balance December 31, 1997......................        12.3    $   637.0
                                                        ---   -----------
                                                        ---   -----------

    NWA Corp. has authorized 25,000,000 shares of Series C Preferred Stock, par value $.01 per share. The Series C Preferred Stock ranks senior to common stock with respect to liquidation and certain dividend rights. As long as the Class A Common Stock is publicly traded, no dividends accrue on the Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of common stock. As of December 31, 1997, 2.5 million shares of Series C Preferred Stock have been converted into common stock and the remaining 6.6 million shares outstanding are convertible into 9.0 million shares of common stock.

    Series C Preferred Stock is required to be redeemed in 2003 for a pro rata share of Actual Savings ($311.3 million as of December 31, 1997). NWA Corp. has the option to redeem in cash, issue additional common stock, or use a combination thereof, to satisfy the redemption requirement. A decision to issue only additional common stock must be approved by a majority of the three directors elected by the holders of the Series C Preferred Stock. If NWA Corp. fails to redeem the Series C Preferred Stock, dividends accrue at the higher of
(i) 12% or (ii) the highest penalty rate on any then outstanding series of preferred stock, and the employee unions receive three additional Board of Directors positions. The financial statement carrying value of the Series C Preferred Stock is being accreted over ten years commencing

                         NORTHWEST AIRLINES CORPORATION

NOTE C--LABOR AGREEMENTS (CONTINUED)
August 1993 to the ultimate redemption amount. Prior to 2003, NWA Corp. at its option may redeem in whole or in part the Series C Preferred Stock at its liquidation value.

    Because of applicable accounting requirements, the Company recognized compensation expense for each year based on the values at the measurement date of the Series C Preferred Stock and the common stock earned by employees. Such non-cash stock-based compensation expense was calculated each month by (1) determining the aggregate current value of all Series C Preferred Stock and common stock earned by employees since the previous January 1 using current per share values as of the balance sheet date and then (2) subtracting the non-cash compensation previously recognized since January 1. The final measurement dates for 1996 coincided with the end of the Wage Savings Period for each of the labor groups and the final measurement date for 1995 was December 31, 1995.

    Approximately ninety percent of the Company's employees are members of collective bargaining units. All of the labor agreements became amendable in 1996 at the end of the Wage Savings Period and hence future labor costs are subject to collective bargaining. The Company is currently negotiating with each of the collective bargaining units, but cannot predict the ultimate outcome of the negotiations at this time.

NOTE D--LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consisted of the following (in millions, with interest rates as of December 31, 1997):

                                                                             DECEMBER 31
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------
Secured notes due through 2009, 7.2% weighted average rate (a).........  $   348.9  $   348.9
NWA Trust No. 2 aircraft notes due through 2012, 10.6% weighted average
  rate (b).............................................................      330.9      337.9
Unsecured notes due in 2004 and 2007, 8.5% weighted average rate (c)...      249.7     --
Equipment pledge notes due through 2013, 7.8% weighted average rate....      248.4      286.8
Sale-leaseback financing obligations due through 2020, 9.9% imputed
  rate (d).............................................................      223.0      262.5
NWA Trust No. 1 aircraft notes due through 2006, 8.6% weighted average
  rate (e).............................................................      208.7      220.4
Term loan due through 2002, 6.9% (f)...................................      150.0      150.0
Term certificates due 1999, 7.0% (g)...................................      135.0      145.0
Senior unsecured floating rate note due 1998, 6.9%.....................       76.0      152.0
Other..................................................................       98.7      156.9
                                                                         ---------  ---------
Total long-term debt...................................................    2,069.3    2,060.4
  Less current maturities..............................................      227.4      144.4
                                                                         ---------  ---------
                                                                         $ 1,841.9  $ 1,916.0
                                                                         ---------  ---------
                                                                         ---------  ---------

------------------------

(a) In April 1996, the Company restructured floating rate notes with certain manufacturers. Principal repayments are due semi-annually beginning 2001.

                         NORTHWEST AIRLINES CORPORATION

NOTE D--LONG-TERM DEBT AND SHORT-TERM BORROWINGS (CONTINUED)
(b) In December 1994, the Company completed a structured aircraft financing transaction in which 13 Airbus A320 aircraft were transferred from Northwest (subject to existing indebtedness) to an owner trust (NWA Trust No. 2). A limited partnership, of which Northwest is the limited partner and Norbus, Inc. (an affiliate of Airbus Industrie A.I.E.) is the general partner, is the sole equity participant in the owner trust. All proceeds from the transaction were used to repay equipment pledge notes which had previously been issued to finance the acquisition of these aircraft by Northwest. The aircraft were simultaneously leased back to Northwest.

    Financing of $352 million was obtained through the issuance of $176 million of 9.25% Class A Senior Aircraft Notes, $66 million of 10.23% Class B Mezzanine Aircraft Notes, $44 million of 11.30% Class C Mezzanine Aircraft Notes and $66 million of 13.875% Class D Subordinated Aircraft Notes. The notes are payable semi-annually from rental payments made by Northwest under the lease of the aircraft and are secured by the aircraft subject to the lease as well as the lease itself.

    In December 1997, the Company initiated a tender offer for the repurchase of the 13.875% Class D Subordinated Aircraft Notes. The offer expired on December 30, 1997 with 99% of the notes tendered. On January 2, 1998, the notes were repurchased for $78.7 million. Consequently, a loss of $9.3 million, net of $5.4 million in income taxes, was recorded as an extraordinary item in 1997.

(c) In March 1997, the Company issued $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007. Interest on the notes is payable semi-annually.

(d) In March 1992, the Company completed agreements with the Minneapolis-St. Paul Metropolitan Airports Commission ("MAC") for the sale and leaseback of various corporate assets. The sale-leaseback agreements, which are accounted for as debt, call for increasing quarterly payments over a 30-year term and include a provision which gives the Company the option to repurchase the assets. The agreements with the MAC are part of a group of financing arrangements with the State of Minnesota and other government agencies. In December 1997, the Company prepaid $39 million of these obligations.

(e) In March 1994, Northwest consummated a financing transaction in which six Boeing 747-200 and four Boeing 757-200 aircraft were sold to an owner trust (NWA Trust No. 1) of which NWA Aircraft Finance, Inc., an indirect subsidiary of the Company, is the sole equity participant. A portion of the purchase price was financed through the issuance of $177 million of 8.26% Class A Senior Aircraft Notes and $66 million of 9.36% Class B Subordinated Aircraft Notes. The aircraft were simultaneously leased back to Northwest. The notes are payable semi-annually from rental payments made by Northwest under the lease of the aircraft and are secured by the aircraft subject to the lease as well as the lease itself.

(f) The floating rate term loan is payable in three equal installments beginning 2001 with final maturity of the loan in 2002. During 1996, the Company prepaid $150 million of its $300 million term loan.

    The Company's Credit Agreement was amended in December 1997 to increase its existing unsecured revolving credit facility from $500 million to $675 million and to extend the availability period to December 2002, and to add a new $175 million 364-day unsecured revolving credit facility. If the 364-day facility is not renewed for an additional 364-day period, the Company may borrow up to the entire amount of the facility and all such borrowings mature in December 2002. Commitment fees are payable by the Company on the unused portion of these revolving credit facilities at a rate per annum determined by reference to the Company's unsecured debt rating and are not considered material. At

                         NORTHWEST AIRLINES CORPORATION

NOTE D--LONG-TERM DEBT AND SHORT-TERM BORROWINGS (CONTINUED)
    December 31, 1997, $839.2 million remained available to be borrowed in the aggregate under both facilities as a result of the issuance on behalf of the Company of $10.8 million of letters of credit.

(g) In March 1994, Northwest agreed to sell certain receivables on an ongoing basis to Northwest Capital Funding Corp. ("NCF"), pursuant to a receivable financing program (the "Receivable Program"). NCF, an indirect subsidiary of the Company, has issued through a master trust floating rate Term Certificates. The Receivable Program provides for the early retirement of the related Term Certificates upon the occurrence of certain events, one of which occurred on January 25, 1998. Accordingly, the Company advised the trustee for the certificateholders that these certificates will be paid in full on February 25, 1998.

    Maturities of long-term debt for the five years subsequent to December 31, 1997, assuming the accelerated maturity in (g) above, are as follows (in millions):

1998................................................................  $   362.4
1999................................................................       50.1
2000................................................................       47.4
2001................................................................      125.8
2002................................................................      189.8

    The debt and lease agreements of the Company contain certain restrictive covenants, including limitations on indebtedness, equity redemptions and the declaration of dividends, as well as requirements to maintain certain financial ratios, including collateral coverage ratios. At December 31, 1997, the Company was in compliance with the covenants of all of its debt and lease agreements. Various assets, principally aircraft, having an aggregate book value of $2.2 billion at December 31, 1997, were pledged under various loan agreements.

    Cash payments of interest, net of capitalized interest, aggregated $231.3 million in 1997, $263.3 million in 1996, and $365.6 million in 1995.

    The weighted average interest rates on short-term borrowings outstanding at December 31 were 6.24%, 5.69% and 5.73% for 1997, 1996 and 1995, respectively. These short-term borrowings were used primarily for financing aircraft insurance premiums, fuel hedging activities and the acquisition of preferred stock (see Note G).

NOTE E--LEASES

    The Company leases under noncancelable operating leases certain aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment which expire in various years through 2027. Portions of certain facilities are subleased under noncancelable operating leases expiring in various years through 2020.

    At December 31, 1997, the Company leased 120 of the 405 aircraft it operates. Of these, 30 were capital leases and 90 were operating leases. Expiration dates range from 1998 to 2009 for aircraft under capital leases, and from 1998 to 2019 for aircraft under operating leases. The Company's aircraft leases can generally be renewed for terms ranging from one to five years at rates based on the aircraft's fair market value at the end of the lease term. Ninety-five of the 120 aircraft lease agreements provide the Company with purchase options at the end of the lease term which approximate fair market value.

                         NORTHWEST AIRLINES CORPORATION

NOTE E--LEASES (CONTINUED)

    Rental expense for all operating leases consisted of (in millions):

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Gross rental expense.............................................  $   627.1  $   596.5  $   601.9
Sublease rental income...........................................      (79.5)     (62.2)     (57.6)
                                                                   ---------  ---------  ---------
Net rental expense...............................................  $   547.6  $   534.3  $   544.3
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    At December 31, 1997, future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of more than one year were as follows (in millions):

                                                                          CAPITAL    OPERATING
                                                                          LEASES      LEASES
                                                                         ---------  -----------
1998...................................................................  $   112.8   $   473.5
1999...................................................................      105.3       460.2
2000...................................................................      103.0       439.2
2001...................................................................      103.5       425.8
2002...................................................................      274.2       431.6
Thereafter.............................................................      301.6     4,560.7
                                                                         ---------  -----------
                                                                           1,000.4     6,791.0
Less sublease rental income............................................                  327.4
                                                                                    -----------
Total minimum operating lease payments.................................              $ 6,463.6
                                                                                    -----------
                                                                                    -----------
Less amounts representing interest.....................................      295.1
                                                                         ---------
Present value of future minimum capital lease payments.................      705.3
Less current obligations under capital leases..........................       55.9
                                                                         ---------
Long-term obligations under capital leases.............................  $   649.4
                                                                         ---------
                                                                         ---------

NOTE F--MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE OBLIGATION OF COMPANY

    In October 1995, the Company completed a restructuring of its yen-denominated non-recourse obligation secured by land and buildings the Company owns in Tokyo. A newly formed consolidated subsidiary of the Company (the "Subsidiary") entered into a Japanese business arrangement designated under Japanese law as a tokumei kumiai ("TK"). Pursuant to the TK arrangement, the holder of the non-recourse obligation restructured such obligation and then assigned title to and ownership of such obligation to the Subsidiary as operator under the TK arrangement in exchange for a preferred interest in the profits and returns of capital from the business of the Subsidiary (the "Preferred Security"). The restructured non-recourse obligation is the sole asset of the Subsidiary. As a result of this restructuring, the original holder of such non-recourse obligation ceased to be a direct creditor of the Company and the Company's obligation is reflected in the Company's Consolidated Balance Sheet as "Mandatorily Redeemable Preferred Security of Subsidiary which holds solely non-recourse obligation of Company." NWA Corp. has guaranteed the obligation of the Subsidiary to distribute payments on the Preferred Security pursuant to the TK arrangement if and to the extent payments are received by the Subsidiary.

                         NORTHWEST AIRLINES CORPORATION

NOTE F--MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE OBLIGATION OF COMPANY (CONTINUED)
    The restructured obligation matures in three approximately equal annual installments due in 2005, 2006 and 2007. In addition to these installments, cash payments on the restructured obligation will be payable semi-annually at the rate of 4% per annum until March 31, 2000 and at a rate based upon a floating long-term Japanese prime rate (capped at 6%) thereafter. During the first three years, one-fourth of the cash payments are applied to reduce the obligation. The obligation remains non-recourse to the Company. In addition, the Company retains the ability (exercisable at any time after September 30, 2001) to transfer the property in full satisfaction of all Company obligations related to the financing.

    The initial financial statement carrying value of the Preferred Security reflected the fair value as of the closing date. The excess of the financial statement carrying value of the original non-recourse obligation over the fair value of the Preferred Security at the date of the restructuring resulted in a 1995 gain of $61.9 million, net of $36.6 million in income taxes. This gain, together with losses on other debt extinguishments, is shown as an extraordinary item net of $29.4 million in income taxes in 1995.

    The carrying value is being accreted over 12 years from October 1995 to the ultimate maturity value of 72.2 billion yen ($551 million based on the December 31, 1997 exchange rate). Such accretion is included as a component of "Interest of mandatorily redeemable preferred security holder" in the Consolidated Statements of Income.

NOTE G--SERIES A AND SERIES B REDEEMABLE PREFERRED STOCK

    Series A and Series B Preferred Stock consisted of the following (dollars in millions):

                                                       SERIES A              SERIES B
                                                 --------------------  --------------------    ACCRUED
                                                  SHARES     AMOUNT     SHARES     AMOUNT     DIVIDENDS     TOTAL
                                                 ---------  ---------  ---------  ---------  -----------  ---------
Balance January 1, 1995........................    5,000.0  $   250.0    6,853.0  $   342.7   $   111.0   $   703.7
  Exchange of preferred stock for
    common stock...............................     --         --       (1,727.0)     (86.4)      (10.7)      (97.1)
  Accrued dividends............................     --         --         --         --            50.3        50.3
                                                 ---------  ---------  ---------  ---------  -----------  ---------
Balance December 31, 1995......................    5,000.0      250.0    5,126.0      256.3       150.6       656.9
  Acquisition of preferred stock...............   (3,691.2)    (184.6)  (2,962.8)    (148.1)     (121.0)     (453.7)
  Accrued dividends............................     --         --         --         --            36.6        36.6
                                                 ---------  ---------  ---------  ---------  -----------  ---------
Balance December 31, 1996......................    1,308.8  $    65.4    2,163.2  $   108.2   $    66.2   $   239.8
  Acquisition of preferred stock...............   (1,308.8)     (65.4)  (2,163.2)    (108.2)      (80.6)     (254.2)
  Accrued dividends............................     --         --         --         --            14.4        14.4
                                                 ---------  ---------  ---------  ---------  -----------  ---------
Balance December 31, 1997......................     --         --         --         --          --          --
                                                 ---------  ---------  ---------  ---------  -----------  ---------
                                                 ---------  ---------  ---------  ---------  -----------  ---------

    In September 1997, NWA Corp. repurchased all of the Series A and B Preferred Stock outstanding for $251.3 million in cash.

    For each of the Series A and Series B Preferred Stock, 10,000 shares were authorized, par value was $.01 per share and the stated value was $50,000 per share. Both series were entitled to a preference in voluntary and involuntary liquidation, in the amount of $50,000 per share, plus accrued and unpaid

                         NORTHWEST AIRLINES CORPORATION

NOTE G--SERIES A AND SERIES B REDEEMABLE PREFERRED STOCK (CONTINUED) dividends. Holders of the Series A and Series B Preferred Stock had voting rights for the election of directors. Both series accrued dividends at 8% per year and were cumulative if unpaid.

    In July 1996, NWA Corp. acquired from KLM 3,691.2 shares of Series A Preferred Stock and 2,962.8 shares of Series B Preferred Stock in exchange for two unsecured promissory notes aggregating $379 million, both of which were repaid December 1996. These transactions resulted in an increase to net income applicable to common stockholders of $74.5 million.

    In January 1995, NWA Corp. consummated an agreement with Bankers Trust New York Corporation to exchange 1,727 shares of NWA Corp. Series B Preferred Stock for 2,050,000 shares of newly issued Class B Common Stock. This transaction resulted in a transfer from redeemable preferred stock to common stockholders' equity deficit of $96.8 million, net of expenses, and an increase to net income applicable to common stockholders of $58.9 million.

NOTE H--REDEEMABLE COMMON STOCK

    On September 29, 1997, NWA Corp. and KLM entered into agreements providing for the acquisition by NWA Corp. of all the NWA Corp. common stock held by KLM (24,977,874 shares) for $1.12 billion, which included 3,293,775 million shares of common stock that KLM acquired from other stockholders. On that date, 6.8 million shares were repurchased for $273.1 million. Concurrently with the purchase of the first tranche, all of KLM's existing governance rights under various stockholder and other agreements were canceled, NWA Corp. and KLM entered into an agreement containing customary standstill obligations and KLM withdrew its pending legal actions against the Company, its directors and certain stockholders. The remaining 18.2 million shares of common stock to be repurchased (4.9 million in 1998, 3.2 million in 1999 and 10.1 million in 2000) were reclassified to redeemable common stock from common stockholders' equity deficit, as required for such stock transactions. However, earnings per share calculations will continue to include the 18.2 million shares until actually repurchased. The Company and KLM also expanded their alliance by entering into an enhanced commercial and operational alliance providing for a minimum term of 13 years.

    Subsequently, on January 16, 1998, NWA Corp. reached an agreement in principle with KLM to accelerate the repurchase of the remaining 18.2 million shares of common stock to 1998 versus over a three-year period. The estimated purchase price of $775 million will be paid with a combination of approximately $335 million of cash and three senior unsecured notes for the remainder. The notes will bear interest at 7.88% and mature each September 29, 1998, 1999 and 2000. This transaction will result in a transfer from redeemable common stock to common stockholders' equity deficit of approximately $73 million.

    The cash requirements under the original repurchase obligation compared to the cash requirements under the accelerated repurchase are shown below (in millions):

                                                                     1998       1999       2000
                                                                   ---------  ---------  ---------
AS OF DECEMBER 31, 1997..........................................  $   210.1  $   147.4  $   491.0
INITIAL CASH PAYMENT AND MATURITIES OF THE UNSECURED NOTES.......  $   539.0  $   136.0  $   100.0

                         NORTHWEST AIRLINES CORPORATION

NOTE H--REDEEMABLE COMMON STOCK (CONTINUED)
    The agreement in principle is subject to the execution of definitive documentation and the approval of the respective boards of NWA Corp. and KLM. The transaction is expected to close before May 1, 1998 at which time the 18.2 million remaining common shares will be repurchased and excluded from the earnings per share calculations. In certain limited circumstances (e.g., the failure of the alliance to maintain certain antitrust immunity or Northwest's default under the alliance agreement), KLM will have an option to buy back from NWA Corp. up to 18.2 million shares.

NOTE I--COMMON STOCKHOLDERS' EQUITY (DEFICIT)

    NWA Corp.'s classes of common stock consisted of (shares in millions):

                                                    CLASS A VOTING    CLASS B NON-VOTING
                                                    PAR VALUE $.01      PAR VALUE $.01        TOTAL
                                                    ---------------  ---------------------  ---------
Balance at January 1, 1995........................          77.1                 7.2             84.3
  Exchange of Series B Preferred Stock for common
    stock.........................................        --                     2.0              2.0
  Shares issued to employee trusts................           3.0                  .4              3.4
  Conversion of Class B to Class A................           6.2                (6.2)          --
  Conversion of Series C Preferred Stock..........            .4                  .1               .5
  Exercise of stock options.......................           1.1              --                  1.1
                                                           -----                 ---        ---------
Balance at December 31, 1995......................          87.8                 3.5             91.3
  Shares issued to employee trusts................           4.2                  .6              4.8
  Conversion of Class B to Class A................            .3                 (.3)          --
  Conversion of Series C Preferred Stock..........            .9                  .1              1.0
  Exercise of stock options.......................            .5              --                   .5
                                                           -----                 ---        ---------
Balance at December 31, 1996......................          93.7                 3.9             97.6
  Shares issued to employee trusts................           3.1                  .4              3.5
  Conversion of Class B to Class A................           3.1                (3.1)          --
  Conversion of Series C Preferred Stock..........           1.6                  .2              1.8
  Exercise of stock options.......................            .9              --                   .9
                                                           -----                 ---        ---------
Balance at December 31, 1997......................         102.4                 1.4            103.8
                                                           -----                 ---        ---------
                                                           -----                 ---        ---------

    Authorized shares are 250 million and 65 million of Class A and Class B Common Stock, respectively. Shares of Class B Common Stock are convertible at any time into an equal number of shares of Class A Common Stock and vice versa.

    Pursuant to the Stockholder Rights Plan (the "Rights Plan"), each share of common stock has attached thereto a right and, until the rights expire or are redeemed, each new share of common stock issued by NWA Corp., including the shares of common stock into which the Series C Preferred Stock is convertible, will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-hundredth of a share of Series D Junior Participating Preferred Stock at an exercise price of $150, subject to adjustment. The rights become exercisable only after any person or group (other than the trusts holding common stock for the benefit of employees) acquires beneficial ownership of 19% or more of NWA Corp's "outstanding" common stock (as defined in the Rights Plan) or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 19%

                         NORTHWEST AIRLINES CORPORATION

NOTE I--COMMON STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) or more of NWA Corp's outstanding common stock. If any person or group acquires beneficial ownership of 19% or more of NWA Corp's outstanding common stock, the holders of the rights (other than the acquiring person or group) will be entitled to receive upon exercise of the rights, Class A Common Stock of NWA Corp having a market value of two times the exercise price of the right. In addition, if after the rights become exercisable NWA Corp is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of two times the exercise price of the rights. The rights expire on November 16, 2005 and may be redeemed by NWA Corp at a price of $.01 per right prior to the time they become exercisable.

    NWA Corp. has stock option plans for officers and key employees. Options generally become exercisable in equal annual installments over four or five years and expire 10 years from the date of the grant. NWA Corp.'s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. To the extent that options are granted with an exercise price less than the market price on the date of the grant, compensation expense is recognized over the vesting period of the grant.

    Following is a summary of stock option activity (in thousands, except per share amounts):

                                                        1997                        1996                       1995
                                             --------------------------  --------------------------  ------------------------
                                                          WEIGHTED-AVG                WEIGHTED-AVG              WEIGHTED-AVG
                                                            EXERCISE                    EXERCISE                  EXERCISE
                                               SHARES         PRICE        SHARES         PRICE       SHARES        PRICE
                                             -----------  -------------  -----------  -------------  ---------  -------------
Outstanding at beginning of year...........       4,774     $   20.11         3,509     $   10.56        4,525    $    8.70
Granted....................................       1,454         39.26         1,836         35.04          206        26.06
Forfeited..................................        (154)        36.24          (118)        15.55         (165)       10.72
Exercised..................................        (870)         7.49          (453)         7.92       (1,057)        5.38
Outstanding at end of year.................       5,204         27.09         4,774         20.11        3,509        10.56

Exercisable at end of year.................       1,894         15.55         1,907          9.16        1,594         7.95

Class A Common Stock:
  Reserved for issuance....................       7,948                       7,948                      4,948
  Available for future grants..............         187                       1,487                        205

AT DECEMBER 31, 1997:

                                                          OPTIONS OUTSTANDING
                                            ------------------------------------------------       OPTIONS EXERCISABLE
                                                         WEIGHTED-AVERAGE                     ------------------------------
                                                            REMAINING      WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                      SHARES     CONTRACTUAL LIFE   EXERCISE PRICE      SHARES      EXERCISE PRICE
------------------------------------------  -----------  ----------------  -----------------  -----------  -----------------
$4.74 to $13.00...........................       1,624        5.9 years        $   10.40           1,257       $    9.90
14.00 to 31.875...........................       1,061              7.6            26.25             428           21.75
34.00 to 44.125...........................       2,519              9.2            38.20             209           36.87

    The weighted-average fair value of options granted during 1997, 1996 and 1995 is $16.50, $14.89 and $11.68 per option, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option-pricing model assuming a weighted average risk-free interest rate of 6.1%, 6.4% and 6.9% for 1997, 1996 and 1995, respectively, and expected lives of six years and volatility of

                         NORTHWEST AIRLINES CORPORATION

NOTE I--COMMON STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
30% for all years presented. Had compensation expense for stock options been determined based on the fair value method (instead of intrinsic value method) at the grant dates for awards, the Company's 1997, 1996 and 1995 net income and earnings per share would have decreased by less than 1%. The effects of applying the fair value method of measuring compensation expense for 1997, 1996 and 1995 are likely not representative of the effects for future years in part because the fair value method was applied only to stock options granted after December 31, 1994.

    In 1996, NWA Corp. adopted long term performance and retention arrangements under which 500,000 phantom stock units were awarded at no cost. Vested units are payable in cash based on the market value of NWA Corp.'s common stock at the time of payment. Of the units granted, 100,000 of the units vested and were paid in 1996. The remaining 400,000 units can vest, subject to the satisfaction of performance criteria, in eight installments over two-year performance periods, the first of which ended in 1997 and the final of which ends in 2004. Compensation expense is recorded over each two-year vesting period. As of December 31, 1997, 400,000 units were outstanding, 50,000 of which were vested.

NOTE J--INCOME TAXES

    Income tax expense consisted of the following (in millions):

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Current:
  Federal........................................................  $   108.5  $   175.0  $    89.1
  Foreign........................................................        3.7        4.1        3.9
  State..........................................................       10.9       22.3       13.0
                                                                   ---------  ---------  ---------
                                                                       123.1      201.4      106.0
Deferred:
  Federal........................................................      236.8      112.1       91.4
  Foreign........................................................         --       16.6         .7
  State..........................................................       18.9        6.2        3.3
                                                                   ---------  ---------  ---------
                                                                       255.7      134.9       95.4
                                                                   ---------  ---------  ---------
Total income tax expense.........................................  $   378.8  $   336.3  $   201.4
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                         NORTHWEST AIRLINES CORPORATION

NOTE J--INCOME TAXES (CONTINUED)
    Reconciliation of the statutory rate to the Company's income tax expense is as follows (in millions):

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Statutory rate applied to income before income taxes and
  extraordinary item.............................................  $   344.6  $   305.3  $   190.2
Add (deduct):
  State income tax net of federal benefit........................       19.2       18.5       13.5
  Adjustment to valuation allowance and other income tax
    accruals.....................................................        5.8        6.2      (12.3)
  Other..........................................................        9.2        6.3       10.0
                                                                   ---------  ---------  ---------
Total income tax expense.........................................  $   378.8  $   336.3  $   201.4
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The net deferred tax liabilities listed below include a current net deferred tax asset of $84.8 million and $95.5 million and a long-term net deferred tax liability of $1,161.5 million and $947.2 million as of December 31, 1997 and 1996, respectively.

    Significant components of the Company's net deferred tax liability were as follows (in millions):

                                                                             DECEMBER 31
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------
Deferred tax liabilities:
  Financial accounting basis of assets in excess of tax basis..........  $ 1,445.7  $ 1,394.5
  Expenses other than depreciation accelerated for tax purposes........      305.0      283.7
  Other................................................................       12.5       11.3
                                                                         ---------  ---------
    Total deferred tax liabilities.....................................    1,763.2    1,689.5
Deferred tax assets:
  Pension and postretirement benefits..................................      128.3      180.2
  Expenses accelerated for financial reporting purposes................      406.8      430.9
  Leases capitalized for financial reporting purposes..................       97.0      123.8
  Alternative minimum tax credit carryforwards.........................       54.4      102.9
                                                                         ---------  ---------
  Total deferred tax assets............................................      686.5      837.8
                                                                         ---------  ---------
Net deferred tax liability.............................................  $ 1,076.7  $   851.7
                                                                         ---------  ---------
                                                                         ---------  ---------

    During 1996, the Company utilized all of its regular net operating loss carryforwards ("NOLs"). For tax purposes, the Company utilized NOLs of approximately $121.8 million, $684.4 million and $394.4 million in 1996, 1995 and 1994, respectively, and alternative minimum tax net operating loss carryforwards ("AMTNOLs") of $105.1 million and $446.7 million in 1995 and 1994, respectively. The Company has alternative minimum tax credits of approximately $54.4 million available for carryforward to future years' tax returns. The alternative minimum tax credit has an unlimited carryforward period. In 1996, the Company utilized its remaining foreign tax credit carryforward available for regular tax purposes. In 1995, the Company utilized its remaining AMTNOL carryforward, as well as its remaining investment tax credit carryforward and its remaining foreign tax credit carryforward available for alternative minimum tax purposes.

                         NORTHWEST AIRLINES CORPORATION

NOTE J--INCOME TAXES (CONTINUED)

    Sections 382 and 383 of the Internal Revenue Code of 1986 (the "Code") and the regulations thereunder impose limitations on the carryforward amounts of NOLs, AMTNOLs and credits that can be used to offset taxable income (or used as a credit) in any single year if the corporation experiences more than a 50% ownership change, as defined therein, over a three-year testing period ending on any testing date. The annual limitation on the amount of such NOLs, AMTNOLs and credits is calculated in part based on the value of NWA Corp.'s stock. Management believes that the offering of outstanding common stock by existing stockholders in November 1995 triggered an ownership change, but that no ownership change occurred prior to the offering. If such an ownership change in fact occurred as a result of the November 1995 offering, management believes that even as limited by Sections 382 and 383 of the Code, the NOLs, AMTNOLs and credits would be used significantly earlier than their expiration, and the annual limitation would not have an adverse impact on the Company. However, if the IRS were to successfully assert that an ownership change had occurred on any prior date, including August 1, 1993 (the date of the labor agreements), the impairment of the Company's ability to use its NOLs, AMTNOLs and credit carryforwards would be significant because the value of the NWA Corp.'s stock on certain prior testing dates (which adversely affects the annual limitation described above) was relatively low.

    In November 1995, the IRS issued proposed adjustments to the tax returns of the Company for the 1988 through 1991 tax years. Certain of these proposed adjustments result from a disagreement between the Company and the IRS as to the timing of the recognition of approximately $385 million of taxable income. The Company disagrees with the IRS' proposals. The Company is vigorously contesting these proposed adjustments and believes its positions are correct. To the extent the IRS were to prevail on any of these issues, the Company would recognize taxable income and utilize net operating loss carryforwards sooner than otherwise scheduled. For financial reporting purposes, any adjustments to taxable income would largely be accounted for as temporary differences and would not result in a material charge to income tax expense.

NOTE K--COMMITMENTS

    As of December 31, 1997, the Company had firm orders for 115 new aircraft including 20 Airbus A320 aircraft (13 in 1998 and seven in 1999), 50 Airbus A319 aircraft (ten per year beginning in 1999), 25 Boeing 757-200 aircraft from 2003 through 2005, 16 Airbus A330 aircraft (eight each in 2004 and 2005) and four Boeing 747-400 aircraft (one each in 1999 and 2000 and two in 2002). Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately: $526 million in 1998, $665 million in 1999, $418 million in 2000, $425 million in 2001, $854 million in 2002 and $3.6 billion from 2003 to 2005.

    The Company has substitution rights with respect to the Airbus A330 aircraft and has the option to defer the delivery of one Boeing 747-400 aircraft from 2000 to 2003. The Company has options to purchase 50 additional Airbus A319 and/or A320 aircraft for delivery from 2000 through 2003 and 50 roll-over options which would allow the replacement of the initial 50 options and are assigned delivery slots commencing in January 2004 as the initial 50 options are exercised.

    Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and lease financing. Financing has been arranged for the committed Airbus A320 and A319 aircraft deliveries. This financing is available for use at the option of the Company. In addition, the Company has another facility (which expires in October
1999) pursuant to

                         NORTHWEST AIRLINES CORPORATION

NOTE K--COMMITMENTS (CONTINUED)
which the lenders have extended commitments to provide, at the option of the Company, up to $240 million of debt financing for up to six Boeing 757 aircraft delivered in 1996 and/or the Airbus A320 aircraft to be delivered in 1998 and 1999. There were no borrowings outstanding under this facility at December 31, 1997. Loans thereunder have a final maturity not later than October 2016.

NOTE L--LITIGATION

    The Company is involved in a variety of legal actions relating to antitrust, contract, trade practice, environmental and other legal matters relating to the Company's business. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements taken as a whole.

NOTE M--PENSION BENEFITS

    The Company has several noncontributory pension plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and/or employee compensation. It is the Company's policy to annually fund at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974. In 1997 and 1996, the Company made contributions in excess of its minimum requirements of $133 million and $85 million, respectively.

    The net periodic pension cost of defined benefit pension plans included the following (in millions):

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Service cost--benefits earned during the period...............  $   113.2  $   115.7  $    77.3
Interest cost on projected benefit obligations................      286.4      267.2      237.0
Actual gain on plan assets....................................     (623.6)    (399.1)    (564.8)
Net amortization and deferral.................................      359.9      201.3      361.8
                                                                ---------  ---------  ---------
Net periodic pension cost.....................................  $   135.9  $   185.1  $   111.3
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The following table sets forth the defined benefit pension plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets as of December 31 (in millions):

                                                   1997                        1996
                                        --------------------------  ---------------------------
                                           ASSETS     ACCUMULATED                  ACCUMULATED
                                           EXCEED       BENEFITS    ASSETS EXCEED    BENEFITS
                                        ACCUMULATED      EXCEED      ACCUMULATED      EXCEED
                                          BENEFITS       ASSETS       BENEFITS        ASSETS
                                        ------------  ------------  -------------  ------------
Actuarial present value of:
  Vested benefit obligations..........   $  2,381.0    $  1,077.0     $   218.9     $  2,792.4
  Nonvested benefit obligations.......        204.8         116.0          25.3          245.7
                                        ------------  ------------       ------    ------------
  Accumulated benefit obligations.....      2,585.8       1,193.0         244.2        3,038.1
  Effect of projected future salary
    increases.........................        389.0          83.5          42.2          374.5
                                        ------------  ------------       ------    ------------
Projected benefit obligations.........   $  2,974.8    $  1,276.5     $   286.4     $  3,412.6
                                        ------------  ------------       ------    ------------
                                        ------------  ------------       ------    ------------

                         NORTHWEST AIRLINES CORPORATION

NOTE M--PENSION BENEFITS (CONTINUED)

                                                   1997                        1996
                                        --------------------------  ---------------------------
                                           ASSETS     ACCUMULATED                  ACCUMULATED
                                           EXCEED       BENEFITS    ASSETS EXCEED    BENEFITS
                                        ACCUMULATED      EXCEED      ACCUMULATED      EXCEED
                                          BENEFITS       ASSETS       BENEFITS        ASSETS
                                        ------------  ------------  -------------  ------------
Plan assets at fair value.............   $  2,724.7    $  1,033.4     $   292.4     $  2,716.3
Less projected benefit obligations....      2,974.8       1,276.5         286.4        3,412.6
                                        ------------  ------------       ------    ------------
Projected benefit obligations (in
  excess of) less than plan assets....       (250.1)       (243.1)          6.0         (696.3)
Unrecognized prior service cost.......        121.6          60.3           5.1          198.0
Unrecognized net loss.................        172.2         152.5           5.4          346.7
Adjustment required to recognize
  minimum liability...................       --            (144.6)       --             (188.4)
                                        ------------  ------------       ------    ------------
Prepaid (accrued) pension cost at
  December 31.........................   $     43.7    $   (174.9)    $    16.5     $   (340.0)
                                        ------------  ------------       ------    ------------
                                        ------------  ------------       ------    ------------

    As of December 31, 1997 and 1996, plan assets were invested primarily in equity and debt securities.

    Assumptions used in the accounting for the defined benefit plans as of December 31 were as follows:

                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
Weighted average discount rate....................................       7.10%      7.60%      7.10%
Rate of increase in future compensation levels....................       3.50%      3.50%      3.50%
Expected long-term rate of return on plan assets..................      10.50%     10.50%     10.50%

    An additional minimum liability is required to be recorded to the extent that a plan's accumulated benefit obligation exceeds plan assets. The minimum liability is recorded as a long-term liability with an offsetting intangible asset. Because the intangible asset is not allowed to exceed the unrecognized prior service cost, the balance is reported as a reduction to equity (net of tax). The minimum pension liability adjustment resulted in a $36.4 million intangible asset included in other assets and a $68.2 million, net of tax, cumulative reduction in common stockholders' equity deficit at December 31, 1997.

NOTE N--POSTRETIREMENT HEALTH CARE BENEFITS

    The Company sponsors various contributory and noncontributory medical, dental and life insurance benefit plans covering certain eligible retirees and their dependents. The expected future cost of providing such postretirement benefits is accrued over the service life of active employees. Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company-paid medical and dental benefits. Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement. Medical and dental benefit plans are unfunded and costs are paid as incurred. The pilot group is provided Company-paid life insurance coverage in amounts which decrease based on age at retirement and age at time of death.

                         NORTHWEST AIRLINES CORPORATION

NOTE N--POSTRETIREMENT HEALTH CARE BENEFITS (CONTINUED)
    Net periodic postretirement benefit cost included the following components (in millions):

                                                                           YEAR ENDED DECEMBER 31
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Service cost.........................................................  $    10.3  $    10.3  $     7.3
Interest cost........................................................       23.8       22.1       20.8
Net amortization and deferral........................................        2.1        3.2         .2
Actual gain on plan assets...........................................        (.4)       (.4)       (.4)
                                                                       ---------  ---------  ---------
Net periodic postretirement benefit cost.............................  $    35.8  $    35.2  $    27.9
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The following table sets forth the plans' combined funded status and amounts recognized in the Company's Consolidated Balance Sheet as of December 31 (in millions):

                                                                             1997       1996
                                                                           ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees...............................................................  $    99.5  $   103.7
  Fully eligible active plan participants................................       78.1       67.1
  Other active plan participants.........................................      169.5      142.8
                                                                           ---------  ---------
                                                                               347.1      313.6
Plan assets at fair value................................................        5.3        5.1
                                                                           ---------  ---------
Accumulated postretirement benefit obligation in excess of plan assets...      341.8      308.5
Unrecognized net loss....................................................      (85.0)     (72.4)
                                                                           ---------  ---------
Accrued postretirement benefit cost......................................  $   256.8  $   236.1
                                                                           ---------  ---------
                                                                           ---------  ---------

    At December 31, 1997, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 6.5% for 1998 and is assumed to decrease gradually to 4.5% for 2002 and remain at that level thereafter (a rate of 7.0% was assumed for 1997). This health care cost trend assumption has a significant impact on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $40.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $4.8 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.1% at December 31, 1997 and 7.6% at December 31, 1996.

NOTE O--RELATED PARTY TRANSACTIONS

    KLM Royal Dutch Airlines owned 18,177,874 shares of Class A Common Stock of NWA Corp. at December 31, 1997. During 1992, Northwest and KLM signed a Commercial Cooperation and Integration Agreement. The intent of the agreement is to enhance the joint presence of each airline in the United States, Europe and other destinations by integrating the systems and services of each carrier. Northwest and KLM have been granted antitrust immunity by the U.S. Department of Transportation, enabling them to operate their trans-Atlantic flights pursuant to a joint venture alliance and to coordinate pricing,

                         NORTHWEST AIRLINES CORPORATION

NOTE O--RELATED PARTY TRANSACTIONS (CONTINUED) scheduling, product development and marketing. Northwest and KLM implemented code-sharing (the joint designation of flights under the Northwest "NW" code and the KLM "KL" code) on flights to certain European, Middle Eastern, African and U.S. cities. In September 1997, the Company and KLM expanded their alliance by entering into an enhanced commercial and operational alliance providing for a minimum term of 13 years. Under the alliance agreement, the two airlines will expand their current areas of cooperation to include services between Europe and Canada, India and Mexico. In addition, the two companies plan to increase the level of cooperation between their respective cargo divisions and will explore extending their alliance to include additional partners and to further develop strategies for joint marketing and product development.

    The Company has an investment in WORLDSPAN, an affiliate that provides computer reservations services, which it accounts for using the equity method. The Company recorded expenses for certain reservation system services provided by this affiliate of $78.6 million, $77.1 million and $81.8 million in 1997, 1996 and 1995, respectively.

    The Company owns 29.3% of the common stock of Mesaba Holdings, Inc., the holding company of Mesaba Aviation, Inc. ("Mesaba"), which operates as a Northwest Airlink. The Company also holds warrants in Mesaba stock, which, if exercised, would increase the Company's ownership to 35.8% as of December 31, 1997. Northwest and Mesaba signed a new ten-year Airline Services Agreement ("ASA") effective July 1, 1997 under which Northwest determines Mesaba's commuter aircraft scheduling and fleet composition. As of December 31, 1997, the Company has leased 27 Saab 340 aircraft which are in turn subleased to Mesaba. The lease agreements provide the Company with renewal options ranging from one to five years and purchase options at the end of the lease or renewal term which approximate fair market value. The Company has committed to lease an additional 45 aircraft which Mesaba has agreed to sublease pursuant to the new ASA.

    In addition, as of December 31, 1997, the Company has subleased eight of twelve Avro Regional Jet aircraft to Mesaba under a Regional Jet Services Agreement consummated in October 1996. In October 1997, the Company exercised an option to purchase 24 additional Avro Regional Jet aircraft, bringing the number of aircraft on order as of December 31, 1997 to 28, with ten scheduled for delivery in each of 1998 and 1999 and eight in 2000. Committed expenditures for these aircraft, including contractual price escalations, are approximately $600 million. The Company will lease four of the 28 aircraft to Mesaba under its Regional Jet Services Agreement. The Company intends to lease the remaining 24 aircraft to one or more regional commuter airline partners.

    On April 1, 1997, NWA Inc., a wholly owned subsidiary of the Company, purchased all of the outstanding stock of Express Airlines I, Inc. and an affiliate ("Express") and their operating results are included in the Company's consolidated financial statements commencing on that date. Express is a regional carrier that provides passenger traffic to Northwest at Memphis.

NOTE P--RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

    RISK MANAGEMENT The Company uses financial instruments to manage the price risk of fuel and its exposure to foreign currency fluctuations. The Company does not hold or issue derivative financial instruments for trading purposes. The notional amounts of financial instruments summarized below did not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives.

                         NORTHWEST AIRLINES CORPORATION

NOTE P--RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (CONTINUED)
    FOREIGN CURRENCY The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In 1997, the Company's yen-denominated revenues exceeded its yen-denominated expenses by approximately 75 billion yen. From time to time, the Company uses options and forward contracts to hedge its anticipated yen-denominated net cash flows. The changes in market value of such agreements have a high correlation to the movements in the yen exchange rate fluctuations. The Company is exposed to credit loss in the event of nonperformance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The amount of such credit exposure is generally the unrealized gains in such contracts. To manage credit risks, the Company selects counterparties based on credit ratings, limits exposure to a single counterparty and monitors the market position with each counterparty. As of December 31, 1997, the Company had $523.5 million (67.5 billion yen) in purchased yen put options outstanding to hedge approximately 90% of its anticipated 1998 yen-denominated net cash flows. The fair value of the options is not recognized in the financial statements and is not material at December 31, 1997. Premiums paid for the options are classified as prepaid expense. Realized gains and the amortization of the premiums will be recognized as a component of passenger revenue.

    FUEL The Company manages the price risk of fuel primarily utilizing futures contracts traded on regulated exchanges. The changes in market value of such contracts have a high correlation to the price changes of fuel being hedged. Gains or losses on open and closed hedge contracts are deferred and included in the statements of financial position as accounts payable and other liabilities or prepaid expenses, respectively, until the related fuel inventory is expensed, at which time both the fuel cost and the gain or loss on the hedge instrument are accounted for as fuel expense. As of December 31, 1997, the Company had hedged approximately 28% of its 1998 fuel requirements, including 63% of the first quarter.

                         NORTHWEST AIRLINES CORPORATION

NOTE P--RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (CONTINUED)

    FAIR VALUES OF FINANCIAL INSTRUMENTS The financial statement carrying values and estimated fair values of the Company's financial instruments, including current maturities, as of December 31 were (in millions):

                                                         1997                  1996
                                                 --------------------  --------------------
                                                 CARRYING     FAIR     CARRYING     FAIR
                                                   VALUE      VALUE      VALUE      VALUE
                                                 ---------  ---------  ---------  ---------
Cash and Cash Equivalents:
  Held-to-maturity debt securities:
    Commercial paper...........................  $   372.4  $   372.4  $   435.6  $   435.6
    Other......................................      281.1      281.1        8.5        8.5
  Available-for-sale debt securities...........       68.8       68.8      101.5      101.5
  Cash.........................................       18.1       18.1       13.8       13.8
                                                 ---------  ---------  ---------  ---------
                                                 $   740.4  $   740.4  $   559.4  $   559.4
                                                 ---------  ---------  ---------  ---------
Short-term Investments:
  Held-to-maturity debt securities:
    Commercial paper...........................  $   176.3  $   176.3  $    10.5  $    10.5
    Other......................................      122.1      122.1       91.9       91.9
  Available-for-sale debt securities...........      139.3      139.3      150.7      150.7
                                                 ---------  ---------  ---------  ---------
                                                 $   437.7  $   437.7  $   253.1  $   253.1
                                                 ---------  ---------  ---------  ---------
Long-term Debt.................................  $ 2,069.3  $ 2,239.7  $ 2,060.4  $ 2,166.7
Mandatorily Redeemable Preferred Security of
  Subsidiary...................................      486.3      434.1      549.2      536.2
Series A and B Preferred Stock.................     --         --          239.8      198.7
Series C Preferred Stock.......................      306.2      432.9      362.8      332.4
Redeemable Common Stock........................      848.5      767.7     --         --

    The Company considers all unrestricted investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company classifies investments with an original maturity of more than three months that are expected to be sold or called by the issuer within the next year, and those temporarily restricted, as short-term investments. Purchases of short-term investments classified as available-for-sale securities during 1997 and 1996 were $63.1 and $161.3 million, respectively, and proceeds from sales of such securities were $74.5 and $10.6 million, respectively. At December 31, 1997 and 1996, short-term investments included $138.2 and $60.4 million, respectively, of temporarily restricted investments. The temporarily restricted investments were pledged as collateral under various agreements.

    The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt, preferred securities and redeemable common stock not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of securities. The fair value of the Series C Preferred Stock shares is based on the assumed conversion to common stock and valuing such shares at the closing quoted market price for Class A Common Stock.

                         NORTHWEST AIRLINES CORPORATION

NOTE Q--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited quarterly results of operations for the years ended December 31, 1997 and 1996, are summarized below (in millions, except per share amounts):

                                                                        1ST        2ND        3RD        4TH
                                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                                     ---------  ---------  ---------  ---------
1997:
Operating revenues.................................................  $ 2,375.5  $ 2,557.6  $ 2,801.4  $ 2,491.3
Operating income...................................................      135.0      291.1      503.8      227.3
Income before extraordinary item...................................       64.6      136.2      290.3      114.7
Net loss on extinguishment of debt.................................     --         --         --           (9.3)
Net income.........................................................  $    64.6  $   136.2  $   290.3  $   105.4
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
BASIC EARNINGS PER COMMON SHARE:
  Before effect of extraordinary item..............................  $     .59  $    1.29  $    2.80  $    1.18
  Net loss on extinguishment of debt...............................     --         --         --           (.09)
                                                                     ---------  ---------  ---------  ---------
  Earnings per common share........................................  $     .59  $    1.29  $    2.80  $    1.09
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
DILUTED EARNINGS PER COMMON SHARE:
  Before effect of extraordinary item..............................  $     .53  $    1.16  $    2.53  $    1.06
  Net loss on extinguishment of debt...............................     --         --         --           (.09)
                                                                     ---------  ---------  ---------  ---------
  Earnings per common share........................................  $     .53  $    1.16  $    2.53  $     .97
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
1996:
Operating revenues.................................................  $ 2,264.8  $ 2,540.4  $ 2,735.2  $ 2,340.1
Operating income...................................................      134.4      374.7      469.4       75.3
Net income.........................................................  $    53.4  $   202.8  $   253.9  $    26.0
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
BASIC EARNINGS PER COMMON SHARE:
  Before effect of acquisition of preferred stock..................  $     .42  $    1.95  $    2.48  $     .21
  Acquisition of preferred stock...................................     --         --            .74     --
                                                                     ---------  ---------  ---------  ---------
  Earnings per common share........................................  $     .42  $    1.95  $    3.22  $     .21
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
DILUTED EARNINGS PER COMMON SHARE:
  Before effect of acquisition of preferred stock..................  $     .38  $    1.73  $    2.22  $     .19
  Acquisition of preferred stock...................................     --         --            .67     --
                                                                     ---------  ---------  ---------  ---------
  Earnings per common share........................................  $     .38  $    1.73  $    2.89  $     .19
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

    The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128.

    The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted average common share equivalents outstanding.

                         NORTHWEST AIRLINES CORPORATION

NOTE R--CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF NORTHWEST AIRLINES, INC.

    Northwest Airlines Corporation (formerly Wings Holdings Inc.) and its wholly owned subsidiary, Wings Acquisition Corp., were formed and incorporated by a group of investors in order to acquire all of the outstanding stock of NWA Inc. (the "Acquisition"), the parent company of Northwest Airlines, Inc. In 1989, Wings Acquisition Corp. was merged with and into NWA Inc., with NWA Inc. being the surviving entity. The Acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of Acquisition, determined primarily by independent appraisals.

    After reflecting these values and certain acquisition indebtedness of NWA Inc. in the financial statements of Northwest, condensed financial information of Northwest consists of the following (in millions):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Operating revenues.............................................................  $ 9,882.9  $ 9,651.3  $ 8,806.6
Operating expenses.............................................................    8,773.9    8,641.7    7,937.0
                                                                                 ---------  ---------  ---------
Operating income...............................................................    1,109.0    1,009.6      869.6
Other income (expense).........................................................     (212.9)    (183.6)    (316.4)
                                                                                 ---------  ---------  ---------
Income before income taxes and extraordinary item..............................      896.1      826.0      553.2
Income tax expense.............................................................      342.6      308.8      215.9
                                                                                 ---------  ---------  ---------
Income before extraordinary item...............................................      553.5      517.2      337.3
Net gain (loss) on extinguishment of debt......................................       (9.3)    --           50.4
                                                                                 ---------  ---------  ---------
Net income.....................................................................  $   544.2  $   517.2  $   387.7
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
Current assets.............................................................................  $ 2,015.0  $ 1,626.8
Noncurrent assets..........................................................................    6,114.6    5,818.3
Current liabilities........................................................................    3,164.7    2,832.2
Long-term debt and obligations under capital leases........................................    2,016.9    2,103.9
Deferred credits and other liabilities.....................................................    1,191.0      935.7
Mandatorily redeemable preferred security of subsidiary....................................      486.3      549.2

                         NORTHWEST AIRLINES CORPORATION

NOTE S--SUBSEQUENT EVENT

    On January 25, 1998, NWA Corp. and its newly-formed, wholly-owned subsidiary, Newbridge Parent Corporation ("Newbridge"), and Air Partners, L.P., a Texas limited partnership, its partners and certain of its affiliates, entered into an Investment Agreement. Pursuant to the Investment Agreement, NWA Corp. and Newbridge will acquire the beneficial ownership of 8,535,868 shares of Class A Common Stock of Continental Airlines, Inc. ("Continental"). These shares represent approximately 14 percent of Continental's common stock equity and 52 percent of its outstanding voting common stock. The aggregate consideration was valued at approximately $519 million and is expected to consist of $311 million in cash and 4.1 million shares of newly issued Newbridge Class A Common Stock, par value $.01 per share.

    Concurrently with the execution of the Investment Agreement, NWA Corp., Newbridge and Newbridge Merger Sub, a wholly owned subsidiary of Newbridge ("Merger Sub"), entered into an Agreement and Plan of Merger providing for the merger of Merger Sub with and into NWA Corp. (the "Merger"), as a result of which NWA Corp. will become a wholly owned subsidiary of Newbridge and each outstanding share of Class A Common Stock of NWA Corp. will be exchanged for one share of Newbridge Class A Common Stock. The merger will occur concurrently with the closing of the transactions contemplated by the Investment Agreement. Following the Merger, Newbridge will change its name to "Northwest Airlines Corporation" and NWA Corp. will change its name to "Northwest Airlines Holding Corporation."

    The closing of the transactions under the Investment Agreement and the Merger, which are expected to close by the end of 1998, are subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"), and satisfactory review by the Department of Transportation.

    In connection with the Investment Agreement and the alliance agreement discussed below, NWA Corp. and Newbridge have entered into a Governance Agreement with Continental for a six-year term. The Governance Agreement contains certain restrictions on NWA Corp.'s and Newbridge's ability to acquire additional shares of Continental common stock and to vote such shares and restrictions on Northwest's and Newbridge's ability to affect the composition and conduct of Continental's Board of Directors. Due to the restrictions in the Governance Agreement, the Company will account for this investment under the equity method.

    On January 25, 1998, Northwest and Continental entered into an agreement providing for a global strategic operating alliance (the "alliance agreement"). The thirteen year alliance, when fully implemented, will connect the two carriers' networks and will include code-sharing, frequent flyer program reciprocity, cooperation between Continental and KLM and other cooperative activities. Full implementation of the alliance agreement is contingent on approval under HSR, approval of the Department of Transportation and the successful conclusion of negotiations with Northwest's pilots' union. The two airlines have no plans to merge their operations and will retain separate boards, management and headquarters. No layoffs, mergers of workforces, transfers of flying or assets or closures of facilities are planned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth under the heading "Election of Directors-- Information Concerning Director--Nominees" included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is set forth under the headings "Election of Directors-- Compensation of Directors", "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth under the heading "Beneficial Ownership of Securities" included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth under the headings "Election of Directors-- Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Related Party Transactions" included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    The following is an index of the financial statements, schedule and exhibits included in this Report.

(A)  1. FINANCIAL STATEMENTS:

                                                                                                      PAGE
                                                                                                      -----
Consolidated Balance Sheets--December 31, 1997 and December 31, 1996.............................          27

Consolidated Statements of Income--For the years ended December 31, 1997, 1996 and 1995..........          29

Consolidated Statements of Cash Flows--For the years ended December 31, 1997, 1996 and 1995......          30

Consolidated Statements of Common Stockholders' Equity (Deficit)--For the years ended December
 31, 1997, 1996 and 1995.........................................................................          31

Notes to Consolidated Financial Statements.......................................................          32

2. FINANCIAL STATEMENT SCHEDULE:

Schedule II-Valuation and Qualifying Accounts--For the years ended December
 31, 1997, 1996 and 1995......................................................         S-1

    Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBITS

    The following is an index of the exhibits included in this Report or incorporated herein by reference.

      2.1  Investment Agreement among NWA Corp., Newbridge Parent Corporation, Air Partners,
           L.P., the Partners of Air Partners identified on the signature pages thereto,
           Bonderman Family Limited Partnership, 1992 Air, Inc. and Air Saipan, Inc., dated as of January 25, 1998 (without exhibits and schedules) (filed as Exhibit 2.1 to NWA
           Corp.'s Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

      2.2  Governance Agreement among NWA Corp., Newbridge Parent Corporation and Continental
           Airlines, Inc., dated as of January 25, 1998 (filed as Exhibit 2.2 to NWA Corp.'s
           Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

      2.3  Merger Agreement among NWA Corp., Newbridge Parent Corporation, and Newbridge Merger
           Corporation, dated as of January 25, 1998 (filed as Exhibit 2.3 to NWA Corp.'s
           Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

      2.4  Purchase Agreement among NWA Corp., Newbridge Parent Corporation, Barlow Investors
           III, LLC and the Guarantors signatory thereto, dated as of March 2, 1998 (filed as
           Exhibit 2.1 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

      2.5  First Amendment to the Governance Agreement, among Continental Airlines, Inc., NWA
           Corp. and Newbridge Parent Corporation, dated as of March 2, 1998 (filed as Exhibit
           2.2 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

      2.6  Amendment No. 1 to the Investment Agreement among NWA Corp., Newbridge Parent
           Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited Partnership, Air Saipan, Inc. and 1992 Air, Inc.,
           dated as of February 27, 1998 (filed as Exhibit 2.3 to NWA Corp.'s Current Report on
           Form 8-K dated March 2, 1998 and incorporated herein by reference).

      2.7  Assignment Agreement among NWA Corp., Newbridge Parent Corporation, Air Partners,
           L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited
           Partnership, Air Saipan, Inc., 1992 Air, Inc. and Coulco, Inc., dated as of February
           27, 1998.

      3.1  Second Amended and Restated Certificate of Incorporation of NWA Corp. (filed as
           Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-74210 (the "S-1")
           and incorporated herein by reference).

      3.2  Certificate of Amendment to the Second Amended and Restated Certificate of
           Incorporation of NWA Corp. (filed as Exhibit 3.3 to the S-1 and incorporated herein by reference).

      3.3  Amended and Restated Bylaws of NWA Corp. (filed as Exhibit 3.2 to the S-1 and incorporated herein by reference).

      3.4  Restated Certificate of Incorporation of Northwest (filed as Exhibit 3.3 to
           Northwest's Registration Statement on Form S-3 File No. 33-74772 (the "Debt S-3")
           and incorporated herein by reference).

      3.5  Bylaws of Northwest (filed as Exhibit 3.4 to the Debt S-3 and incorporated herein by reference).

      4.1  Amended and Restated Certificate of Designation of Series A Preferred Stock of NWA
           Corp. (included in Exhibit 3.1).

      4.2  Amended and Restated Certificate of Designation of Series B Preferred Stock of NWA
           Corp. (included in Exhibit 3.1).

      4.3  Certificate of Designation of Series C Preferred Stock of NWA Corp. (included in
           Exhibit 3.1).

      4.4  Certificate of Designation of Series D Junior Participating Preferred Stock of NWA
           Corp. (filed as Exhibit A to Exhibit 1 to NWA Corp.'s Current Report on Form 8-K
           dated November 16, 1995 (the "8-K") and incorporated herein by reference).

      4.5  Certificate of Elimination of Series A Preferred Stock of NWA Corp.

      4.6  Certificate of Elimination of Series B Preferred Stock of NWA Corp.

      4.7  Rights Agreement dated as of November 16, 1995 between NWA Corp. and Norwest Bank
           Minnesota, N.A., as Rights Agent (filed as Exhibit 1 to the 8-K and incorporated herein by reference).

      4.8  Amendment of Rights Agreement dated as of September 29, 1997 between NWA Corp. and
           Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 4.1 to NWA Corp.'s
           Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

      4.9  The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601 (b) (4) of Regulation S-K.

     10.1  Second Amended and Restated Investor Stockholders' Agreement dated as of December
           23, 1993 among NWA Corp. and the Original Investors named therein ("Second Amended and Restated Stockholders' Agreement") (filed as Exhibit 4.9 to the S-1 and incorporated herein by reference).

     10.2  Supplement dated as of December 23, 1993 to Second Amended and Restated
           Stockholders' Agreement (filed as Exhibit 4.11 to NWA Corp.'s Annual Report on Form
           10-K for the year ended December 31, 1994 (the "10-K") and incorporated herein by reference).

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

     10.6  Amendment dated as of October 23, 1995 to the Second Amended and Restated
           Stockholders' Agreement (filed as Exhibit 4.11 to NWA Corp.'s Registration Statement on Form S-3, File No. 33-98494 (the "S-3") and incorporated herein by reference).

     10.7  Amendment to Second Amended and Restated Investor Stockholders' Agreement dated
           September 29, 1997 (filed as Exhibit 10.7 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     10.8  Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and NWA Corp.
           dated September 29, 1997 (filed as Exhibit 10.6 of NWA Corp.'s 10-Q for the quarter ended September 30, 1997).

     10.9  Common Stock Repurchase Agreement dated September 29, 1997 between NWA Corp. and
           Koninklijke Luchtvaart Maatschappij N.V. (filed as Exhibit 10.2 to NWA Corp.'s Form
           10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.10  Preferred Stock Repurchase Agreement dated September 29, 1997 between NWA Corp. and
           Koninklijke Luchtvaart Maatschappij N.V. (filed as Exhibit 10.3 to NWA Corp.'s Form
           10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.11  BTNY Preferred Stock Repurchase Agreement dated September 29, 1997 NWA Corp. and
           Bankers Trust New York Corporation (filed as Exhibit 10.4 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.12  Blum Preferred Stock Repurchase Agreement dated September 29, 1997 between NWA Corp.
           and Richard C. Blum & Associates--NWA Partners, L.P. (filed as Exhibit 10.5 to NWA
           Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.13  Amended and Restated Agreement, dated as of October 29, 1997, among NWA Corp.,
           Alfred A. Checchi, Gary L. Wilson, Frederic V. Malek, Frederic W. Malek, Michelle A.
           Malek, Frederick V. Malek as trustee of a trust for the benefit of Frederic W. Malek and Frederic V. Malek as trustee of a trust for the benefit of Michelle A. Malek.

    10.14  Stockholders' Agreement, dated as of September 9, 1994, among NWA Corp., the
           Original Investors named therein and the Unions named therein (the "Stockholders'
           Agreement") (filed as Exhibit 4.13 to NWA Corp.'s and Northwest's Registration
           Statement on Form S-4, File No. 33-87250, and incorporated herein by reference).

    10.15  Amendment dated as of October 3, 1994 to Stockholders' Agreement (filed as Exhibit
           4.12 to the 10-K and incorporated herein by reference).

    10.16  Amendment dated as of December 14, 1994 to the Stockholders' Agreement (filed as
           Exhibit 4.22 to the 10-K and incorporated herein by reference).

    10.17  Amendment dated as of January 25, 1995 to the Stockholders' Agreement (filed as
           Exhibit 4.23 to the 10-K and incorporated herein by reference).

    10.18  Amendment dated as of November 1, 1995 to the Stockholders' Agreement (filed as
           Exhibit 4.12 to the S-3 and incorporated herein by reference).

    10.19  First Amended and Restated Common Stock Registration Rights Agreement among NWA
           Corp., the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit 4.18 to the 10-K and incorporated herein by reference).

    10.20  Registration Participation Agreement dated as of October 20, 1995 among the Unions named therein, holders of Series C Preferred Stock and NWA Corp. (filed as Exhibit
           10.14 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

    10.21  Special Facilities Lease between Charter County of Wayne, Michigan and Republic
           Airlines, Inc. dated December 1, 1985 and Guarantee by and between Northwest (as successor to Republic) and Manufacturers National Bank of Detroit (filed as Exhibit
           10.6 to the S-1 and incorporated herein by reference).

    10.22  Indenture of Lease Agreement dated October 5, 1961 and related amendments, between the Board of County Road Commissioner of the County of Wayne, Michigan and
           Northwest, as successor to North Central Airlines, Inc. (filed as Exhibit 10.7 to the S-1 and incorporated herein by reference).

    10.23  Amendatory Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 8, 1996 (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1996 (the "10-Q") and incorporated herein by reference).

    10.24  First Amended and Restated Airport Agreement between The Charter County of Wayne,
           Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.2 to the
           10-Q and incorporated herein by reference).

    10.25  Second Amended and Restated Airport Agreement between The Charter County of Wayne,
           Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.3 to the
           10-Q incorporated herein by reference).

    10.26  Airport Terminal Building Lease for Minneapolis-St. Paul International Airport dated as of June 18, 1964 and related amendments entered into by and between The
           Minneapolis-St. Paul Metropolitan Airports Commission and Northwest, as successor to
           Northwest Orient Airlines, Inc. (filed as Exhibit 10.8 to the S-1 and incorporated herein by reference).

    10.27  Master Financing Agreement dated as of March 29, 1992 among NWA Corp., Northwest and the State of Minnesota (filed as Exhibit 10.9 to the S-1 and incorporated herein by reference).

    10.28  Facilities and Equipment Lease Agreement dated March 27, 1992 between Metropolitan
           Airports Commission as Lessor and Northwest Aerospace Training Corporation, as
           Lessee (filed as Exhibit 10.10 to the S-1 and incorporated herein by reference).

    10.29  Facilities and Equipment Lease Agreement dated as of March 27, 1992 between
           Metropolitan Airports Commission as Lessor and NWA Inc. (filed as Exhibit 10.11 to the S-1 and incorporated herein by reference).

    10.30  Facilities and Equipment Lease Agreement dated as of March 27, 1992 between
           Metropolitan Airports Commission as Lessor and Northwest (filed as Exhibit 10.12 to the S-1 and incorporated herein by reference).

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

    10.35  Equity Letter Agreement dated as of August 1, 1993 between Northwest and the Airline
           Technical Support Association (filed as Exhibit 10.17 to the S-1 and incorporated herein by reference).

    10.36  Equity Letter Agreement dated as of August 1, 1993 between Northwest and The
           Northwest Airlines Meteorologists Association (filed as Exhibit 10.18 to the S-1 and incorporated herein by reference).

    10.37  Amendment dated as of December 14, 1994 to the Equity Letter Agreements listed as
           Exhibits 10.26 through 10.31 (filed as Exhibit 10.19 to the 10-K and incorporated herein by reference).

    10.38  Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The Air
           Line Pilots Association International (filed as Exhibit 10.19 to the S-1 and incorporated herein by reference).

    10.39  Labor Cost Savings Agreement dated as of August 4, 1993 between Northwest and The
           International Association of Machinists and Aerospace Workers (filed as Exhibit
           10.20 to the S-1 and incorporated herein by reference).

    10.40  Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The
           International Brotherhood of Teamsters (filed as Exhibit 10.21 to the S-1 and incorporated herein by reference).

    10.41  Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The
           Transport Workers Union of America (filed as Exhibit 10.22 to the S-1 and incorporated herein by reference).

    10.42  Labor Cost Savings Agreement dated as of July 29, 1993 between Northwest and The
           Airline Technical Support Association (filed as Exhibit 10.23 to the S-1 and incorporated herein by reference).

    10.43  Labor Cost Savings Agreement dated as of July 28, 1993 between Northwest and The
           Northwest Airlines Meteorologists Association (filed as Exhibit 10.24 to the S-1 and incorporated herein by reference).

    10.44  Purchase Agreement No. 1630 between Northwest and The Boeing Company ("Boeing")
           dated December 1, 1989 and related letter agreements relating to the purchase of
           747-400 aircraft (filed as Exhibit 10.34 to the S-1 and incorporated herein by reference).

    10.45  Supplemental Agreement No. 4 to Purchase Agreement No. 1630, dated as of February 3,
           1995, and related letter agreements between Boeing and Northwest (filed as Exhibit
           10.34 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

    10.46  Purchase Agreement No. 1631 between Northwest and Boeing and related letter agreements relating to the acquisition of 757 aircraft (filed as Exhibit 10.35 to the S-1 and incorporated herein by reference).

    10.47  Supplemental Agreement No. 4 to Purchase Agreement No. 1631, dated as of February 3,
           1995, and related letter agreements between Boeing and Northwest. (filed as Exhibit
           10.36 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

    10.48  Supplemental Agreement No. 5 to Purchase Agreement No. 1631, dated as of February
           17, 1995, and related letter agreements between Boeing and Northwest. (filed as
           Exhibit 10.37 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

    10.49  Airbus A330 Purchase Agreement dated February 10, 1989 and related letter agreements between AVSA S.A.R.L. and Northwest Aircraft Inc. (filed as Exhibit 10.36 to the S-1 and incorporated herein by reference).

    10.50  Amendment No. 5 to A330 Purchase Agreement among AVSA, S.A.R.L. and Northwest
           Aircraft Inc. (filed as Exhibit 10.4 to the 10-Q and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

    10.51  A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L.
           and Northwest Airlines, Inc. (NWA Corp. has applied to the Commission for confidential treatment of certain portions of this exhibit.)

   *10.52  Employment Agreement with Michael E. Levine dated as of September 1, 1996 (filed as
           Exhibit 10.49 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
   *10.53  Employment Agreement with Christopher E. Clouser dated as of September 1, 1996
           (filed as Exhibit 10.50 to NWA Corp.'s Form 10-K for the year ended December 31,
           1996 and incorporated herein by reference).
   *10.54  Employment Agreement with Douglas M. Steenland dated as of September 1, 1996 (filed as Exhibit 10.51 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
   *10.55  Employment Agreement with James A. Lawrence dated as of September 1, 1996.
   *10.56  Northwest Retirement Plan for Management Employees (filed as Exhibit 10.41 to the
           S-1 and incorporated herein by reference).
   *10.57  Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the S-1 and incorporated herein by reference).
   *10.58  Northwest Officers Excess Benefit Plan (filed as Exhibit 10.43 to the S-1 and incorporated herein by reference).
   *10.59  1990 Stock Option Plan for Key Employees of the Company (filed as Exhibit 10.44 to the S-1 and incorporated herein by reference).
   *10.60  1994 NWA Corp. Stock Incentive Plan, as amended (filed as Exhibit 10.5 to the 10-Q and incorporated herein by reference).
   *10.61  1996 NWA Corp. Retention and Long-Term Incentive Compensation Plan (filed as Exhibit
           10.53 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995 and incorporated herein by reference).
   *10.62  First Amendement to 1996 NWA Corp. Retention and Long-Term Incentive Compensation
           Plan.
   *10.63  Unit Award Agreement with John H. Dasburg dates as of January 26, 1996 (filed as
           Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1995 and incorporated herein by reference).
   *10.64  Northwest Airlines, Inc. Supplemental Executive Retirement Plan (1995 Statement)
           (filed as Exhibit 10.61 to NWA Corp.'s Form 10-K for the year ended December 31,
           1996 and incorporated herein by reference).
   *10.65  Letter agreements dated December 20, 1997 and March 14, 1997 with John H. Dasburg with respect to participation in the Northwest Airlines, Inc. Supplemental Executive
           Retirement Program (filed as Exhibit 10.62 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
   *10.66  Letter Agreement dated October 10, 1997 with Michael E. Levine with respect to participation in the Northwest Airlines, Inc. Supplement Executive Retirement
           Program.
   *10.67  Form of Non-Qualified Stock Option Agreement and form of Amendment thereto for executive officers under the 1994 NWA Corp. Stock Incentive Plan, as amended (filed as Exhibit 10.63 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
     12.1  Computation of Ratio of Earnings to Fixed Charges.
     12.2  Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
     21.1  List of Subsidiaries.
     23.1  Consent of Ernst & Young LLP.
     27.1  Financial Data Schedule for the year ended December 31, 1997.
     27.2  Financial Data Schedules for the year ended December 31, 1996 and the quarters ended
           March 31, 1996, June 30, 1996 and September 30, 1996.
     27.3  Financial Data Schedules for the quarters ended March 31, 1997, June 30, 1997 and
           December 31, 1997.

------------------------
* Compensatory plans in which the directors and executive officers of NWA Corp. participate.

(B) REPORTS ON FORM 8-K:

    NWA Corp.'s Current Report on Form 8-K dated November 25, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1998.

                                NORTHWEST AIRLINES CORPORATION

                                By:             /s/ ROLF S. ANDRESEN
                                     ------------------------------------------
                                                  Rolf S. Andresen
                                             VICE PRESIDENT-FINANCE AND
                                              CHIEF ACCOUNTING OFFICER
                                           (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 31st day of March, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

          /s/ JOHN H. DASBURG
----------------------------------------
            John H. Dasburg
  PRESIDENT, CHIEF EXECUTIVE OFFICER &
 DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

         /s/ JAMES A. LAWRENCE
----------------------------------------
           James A. Lawrence
    EXECUTIVE VICE PRESIDENT & CHIEF
 FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                OFFICER)

          /s/ ROLF S. ANDRESEN
----------------------------------------
            Rolf S. Andresen
     VICE PRESIDENT-FINANCE & CHIEF
ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING
                OFFICER)

           /s/ GARY L. WILSON
----------------------------------------
             Gary L. Wilson
         CHAIRMAN OF THE BOARD

----------------------------------------
            Richard C. Blum
                DIRECTOR

         /s/ ALFRED A. CHECCHI
----------------------------------------
           Alfred A. Checchi
                DIRECTOR

        /s/ DORIS KEARNS GOODWIN
----------------------------------------
          Doris Kearns Goodwin
                DIRECTOR

         /s/ MARVIN L. GRISWOLD
----------------------------------------
           Marvin L. Griswold
                DIRECTOR

----------------------------------------
          Dennis F. Hightower
                DIRECTOR

         /s/ THOMAS L. KEMPNER
----------------------------------------
           Thomas L. Kempner
                DIRECTOR

         /s/ GEORGE J. KOURPIAS
----------------------------------------
           George J. Kourpias
                DIRECTOR

         /s/ FREDERIC V. MALEK
----------------------------------------
           Frederic V. Malek
                DIRECTOR

         /s/ WALTER F. MONDALE
----------------------------------------
           Walter F. Mondale
                DIRECTOR

           /s/ V.A. RAVINDRAN
----------------------------------------
             V.A. Ravindran
                DIRECTOR

----------------------------------------
            Leo M. van Wijk
                DIRECTOR

          /s/ GEORGE J. VOJTA
----------------------------------------
            George J. Vojta
                DIRECTOR

          /s/ DUANE E. WOERTH
----------------------------------------
            Duane E. Woerth
                DIRECTOR

                         NORTHWEST AIRLINES CORPORATION
           SCHEDULE II--VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                                              COL. C
                                                                   ----------------------------
                                                                            ADDITIONS
                                                        COL. B     ----------------------------                   COL. E
                                                      -----------                  CHARGED TO       COL. D      -----------
                       COL. A                         BALANCE AT    CHARGED TO        OTHER      -------------  BALANCE AT
----------------------------------------------------   BEGINNING     COSTS AND      ACCOUNTS      DEDUCTIONS      END OF
DESCRIPTION                                            OF PERIOD     EXPENSES      --DESCRIBE     --DESCRIBE      PERIOD
----------------------------------------------------  -----------  -------------  -------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1997
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts.................   $    19.7     $    11.6      $  --          $    10.1(1)  $    21.2
    Accumulated allowance for depreciation of flight
      equipment spare parts.........................       127.3          26.1            5.0(2)         9.5(3)      148.9

YEAR ENDED DECEMBER 31, 1996
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts.................        21.5           6.1         --                7.9(1)       19.7
    Accumulated allowance for depreciation of flight
      equipment spare parts.........................       111.8          21.9            2.7(2)         9.1(3)      127.3

YEAR ENDED DECEMBER 31, 1995
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts.................        19.5          10.6         --                8.6(1)       21.5
    Accumulated allowance for depreciation of flight
      equipment spare parts.........................        86.2          20.3           12.7(2)         7.4(2)      111.8

------------------------

(1) Uncollectible accounts written off, net of recoveries

(2) Interaccount transfers

(3) Dispositions and write-offs