Form 10-Q
period 1998-03-31
NORTHWEST AIRLINES CORP
filed 1998-05-15
CIK 917678

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  F O R M  10 - Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1998


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

At March 31, 1998, there were 98,516,006 shares of the registrant's Class A Common Stock and 11,672 shares of the registrant's Class B Common Stock outstanding.

                           NORTHWEST AIRLINES CORPORATION


PART I.  FINANCIAL INFORMATION                                         Page No.
     Item 1.   Financial Statements

               Condensed Consolidated Statements of Income - Three
               months ended March 31, 1998 and 1997.                        3

               Condensed Consolidated Balance Sheets - March 31, 1998,
               December 31, 1997 and March 31, 1997.                        4

               Condensed Consolidated Statements of Cash Flows - Three
               months ended March 31, 1998 and 1997.                        5

               Notes to Condensed Consolidated Financial Statements         6

     The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, attached hereto and filed as Exhibits 12.1 and 12.2.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           13
     Item 6.   Exhibits and Reports on Form 8-K                            13

SIGNATURE                                                                  14

EXHIBIT INDEX                                                              15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                                            Three months ended March 31
(UNAUDITED, IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)                    1998             1997
-------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Passenger                                                              $ 2,047.5        $ 2,040.3
     Cargo                                                                      167.7            170.7
     Other                                                                      213.3            164.5
                                                                            ----------       ----------
                                                                              2,428.5          2,375.5

OPERATING EXPENSES
     Salaries, wages and benefits                                               766.6            732.5
     Aircraft fuel and taxes                                                    312.6            371.5
     Commissions                                                                188.4            206.1
     Aircraft maintenance materials and repairs                                 184.0            154.2
     Other rentals and landing fees                                             110.5            105.5
     Depreciation and amortization                                              101.1             94.1
     Aircraft rentals                                                            86.3             84.3
     Other                                                                      522.6            492.3
                                                                            ----------       ----------
                                                                              2,272.1          2,240.5

OPERATING INCOME                                                                156.4            135.0

OTHER INCOME (EXPENSE)
     Interest expense, net                                                      (55.3)           (57.3)
     Interest of mandatorily redeemable preferred security holder                (5.7)            (6.1)
     Investment income                                                           16.1             12.1
     Foreign currency gain                                                        2.0             12.8
     Other                                                                        1.5              8.1
                                                                            ----------       ----------
                                                                                (41.4)           (30.4)
                                                                            ----------       ----------
INCOME BEFORE INCOME TAXES                                                      115.0            104.6
Income tax expense                                                               44.0             40.0
                                                                            ----------       ----------

NET INCOME                                                                       71.0             64.6
Preferred stock requirements                                                     (0.2)            (5.0)
                                                                            ----------       ----------
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                                $    70.8        $    59.6
                                                                            ----------       ----------
                                                                            ----------       ----------

EARNINGS PER COMMON SHARE:
     Basic                                                                  $     .72        $     .59
                                                                            ----------       ----------
                                                                            ----------       ----------
     Diluted                                                                $     .66        $     .53
                                                                            ----------       ----------
                                                                            ----------       ----------

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                           March 31       December 31        March 31
(UNAUDITED, IN MILLIONS)                                     1998            1997               1997
-------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                            $ 1,034.2        $   740.4         $   971.3
     Short-term investments                                   108.1            437.7             289.7
     Accounts receivable, net                                 595.2            664.8             671.9
     Flight equipment spare parts, net                        387.3            376.1             281.4
     Prepaid expenses and other                               355.6            378.8             337.3
                                                          ----------       ----------        ----------
                                                            2,480.4          2,597.8           2,551.6
PROPERTY AND EQUIPMENT
     Flight equipment, net                                  4,109.8          3,951.1           3,660.9
     Other property and equipment, net                        874.1            876.6             887.9
                                                          ----------       ----------        ----------
                                                            4,983.9          4,827.7           4,548.8

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET                    629.9            637.1             662.6

OTHER ASSETS
     International routes, net                                721.9            727.8             745.3
     Investments in affiliated companies and other            714.4            545.8             469.6
                                                          ----------       ----------        ----------
                                                            1,436.3          1,273.6           1,214.9
                                                          ----------       ----------        ----------
                                                          $ 9,530.5        $ 9,336.2         $ 8,977.9
                                                          ----------       ----------        ----------
                                                          ----------       ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Air traffic liability                                $ 1,278.1        $ 1,222.5         $ 1,138.2
     Accounts payable and other liabilities                 1,688.3          1,766.2           1,763.3
     Current maturities of long-term debt and
         capital lease obligations                            127.7            283.3             315.2
                                                          ----------       ----------        ----------
                                                            3,094.1          3,272.0           3,216.7

LONG-TERM DEBT                                              2,172.9          1,841.9           2,034.3

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                    634.5            649.4             689.7

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                  1,194.7          1,161.5           1,007.5
     Pension and postretirement benefits                      387.3            407.3             427.9
     Other                                                    651.0            674.1             330.0
                                                          ----------       ----------        ----------
                                                            2,233.0          2,242.9           1,765.4
MANDATORILY REDEEMABLE PREFERRED SECURITY OF
     SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
     OBLIGATION OF COMPANY                                    473.5            486.3             507.8

REDEEMABLE STOCK
     Preferred                                                274.6            306.2             598.4
     Common                                                   848.5            848.5                --

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock                                               1.1              1.0               1.0
     Additional paid-in capital                             1,313.0          1,273.6           1,160.1
     Accumulated deficit                                     (291.5)          (362.2)           (885.6)
     Accumulated other comprehensive income                  (100.8)          (101.8)           (109.9)
     Treasury stock                                        (1,122.4)        (1,121.6)               --
                                                          ----------       ----------        ----------
                                                             (200.6)          (311.0)            165.6
                                                          ----------       ----------        ----------
                                                          $ 9,530.5        $ 9,336.2         $ 8,977.9
                                                          ----------       ----------        ----------
                                                          ----------       ----------        ----------

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                            Three months ended March 31
(UNAUDITED, IN MILLIONS)                                                       1998             1997
-------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   113.2        $   373.5

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                      (225.8)          (125.2)
     Net decrease (increase) in short-term investments                          325.3            (27.2)
     Other, net                                                                 (29.0)            (4.2)
                                                                            ----------       ----------
           Net cash provided by (used in) investing activities                   70.5           (156.6)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                                   399.1            250.6
     Payment of long-term debt and capital lease obligations                   (321.1)           (40.0)
     Proceeds from sale and leaseback transactions                               42.0              --
     Other, net                                                                  (9.9)           (15.6)
                                                                            ----------       ----------
           Net cash provided by financing activities                            110.1            195.0

INCREASE IN CASH AND CASH EQUIVALENTS                                           293.8            411.9
Cash and cash equivalents at beginning of period                                740.4            559.4
                                                                            ----------       ----------
Cash and cash equivalents at end of period                                  $ 1,034.2        $   971.3
                                                                            ----------       ----------
                                                                            ----------       ----------

Cash and cash equivalents and unrestricted short-term
     investments at end of period                                           $ 1,100.8        $ 1,185.9
                                                                            ----------       ----------
                                                                            ----------       ----------

Available to be borrowed under credit facilities                            $ 1,079.0        $   727.5
                                                                            ----------       ----------
                                                                            ----------       ----------


                         NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. The condensed consolidated financial statements of Northwest Airlines Corporation ("NWA Corp." or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for 1997 (the "Annual Report").

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

4. At March 31, 1998, the Company had no borrowings outstanding under its revolving credit facilities. In addition, the Company has the ability under another facility to borrow up to $240 million using existing aircraft as collateral. The $839 million available to be borrowed under the revolving credit facilities along with the $240 million facility and the $1.1 billion of cash, cash equivalents and unrestricted short-term investments provided the Company with $2.2 billion of available liquidity at March 31, 1998. Subsequently, on May 12, 1998, the Company obtained a secured 364-day revolving credit facility under which, subject to the satisfaction of certain conditions, the Company will be entitled to borrow up to an additional $1.0 billion. In addition, the Company provided certain collateral to secure its existing revolving credit facilities. The Company has pledged various assets as collateral for its revolving credit facilities, principally aircraft and international route authorities having an aggregate book value of $2.1 billion.

     Maturities of long-term debt subsequent to March 31, 1998 are $59.6 million in 1998, $51.9 million in 1999, $49.7 million in 2000, $203.7 million in 2001 and $189.8 million in 2002 (excluding the notes issued in connection with the Company's common stock repurchase discussed in note 5. below).

5. On May 1, 1998, NWA Corp. purchased from KLM Royal Dutch Airlines ("KLM") the remaining 18,177,874 shares of common stock which NWA Corp. had agreed to repurchase over a three year period ending in September 2000. The purchase price of $780.4 million was paid with a combination of $336.7 million of cash and three senior unsecured 7.88% notes with principal amounts of $206.0 million, $137.7 million and $100 million. The maturity of the notes is September 29, 1998, 1999 and 2000, respectively. The $68.1 million excess of the financial statement carrying value of the redeemable common stock over the repurchase price was transferred to common stockholders' equity deficit on the same date. Effective on the date of the repurchase, earnings per share calculations will not include the 18.2 million shares repurchased.

6. As of March 31, 1998, the Company had firm orders for 112 new aircraft including 17 Airbus A320 aircraft, 50 Airbus A319 aircraft, 25 Boeing 757-200 aircraft, 16 Airbus A330 aircraft and four Boeing 747-400 aircraft. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $409.1 million in 1998, $661.9 million in 1999, $412.4 million in 2000, $419.7 million in 2001 and $847.9 million in 2002. In addition, in April 1998, the Company purchased three DC-10 aircraft.

     The Company also has on order 26 Avro Regional Jet aircraft with eight scheduled for delivery in 1998, ten in 1999 and eight in 2000. Committed expenditures for these aircraft, including contractual price escalations, are approximately $550 million. The Company has agreed to lease eight of the 26 aircraft to Mesaba Aviation, Inc. ("Mesaba") (in addition to the ten currently leased to Mesaba) under its Regional Jet Services Agreement. The Company intends to lease the remaining 18 aircraft to one or more regional commuter airline partners.

7. Beginning with first quarter 1998, the Company is required to report comprehensive income as required by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in common stockholders' equity, to be included in "other comprehensive income." Comprehensive income (net income plus other comprehensive income) was $72.0 million and $67.6 million for the three months ended March 31, 1998 and 1997, respectively.

8. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except share data):

                                                      Three months ended March 31
                                                         1998              1997
                                                      -----------       ---------
     NUMERATOR:
       Income applicable to common
         stockholders for basic
         earnings per share                             $    70.8       $    59.6
       Effect of dilutive securities:
         Series C Preferred Stock                              .2              .3
                                                      -----------       ---------
       Income applicable to common
         stockholders after assumed
         conversions for diluted
         earnings per share                             $    71.0       $    59.9
                                                      -----------       ---------
                                                      -----------       ---------
     DENOMINATOR:
       Weighted-average shares outstanding
         for basic earnings per share                  97,784,562     101,394,340

       Effect of dilutive securities:
         Series C Preferred Stock                       8,520,177      10,588,792
         Employee stock options                         1,581,071       1,377,498
                                                      -----------     -----------
       Adjusted weighted-average shares and
         assumed conversions for diluted
         earnings per share                           107,885,810     113,360,630
                                                      -----------     -----------
                                                      -----------     -----------

9. On April 30, 1998, the Company amended its Second Amended and Restated Certificate of Incorporation to combine and reclassify the existing separate classes of voting and non-voting Class A and Class B Common Stock into a single class of voting Common Stock.

10. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. Because this statement only impacts how financial information is disclosed, the adoption will have no impact to the Company's financial condition or results of operations.

11. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data (in millions) is presented for Northwest Airlines, Inc., the principal indirect operating subsidiary of the Company.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three months ended
                                                               March 31
                                                     --------------------------
                                                         1998           1997
                                                     ----------      ----------
       Operating revenues                            $ 2,298.5       $ 2,290.4
       Operating expenses                              2,153.8         2,167.8
                                                     ----------      ----------
       Operating income                                  144.7           122.6
       Other income (expense)                            (44.7)          (43.8)
                                                     ----------      ----------
       Income before income taxes                        100.0            78.8
       Income tax expense                                 39.7            32.0
                                                     ----------      ----------
       Net income                                    $    60.3       $    46.8
                                                     ----------      ----------
                                                     ----------      ----------


    CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                                                    March 31      December 31       March 31
                                                                      1998           1997              1997
                                                                   ---------      -----------       ---------
       Current assets                                              $ 2,286.6       $ 2,015.0        $ 2,038.1
       Noncurrent assets                                             6,430.5         6,114.6          5,830.8
       Current liabilities                                           3,207.8         3,164.7          3,141.2
       Long-term debt and obligations under capital leases           2,475.6         2,016.9          2,208.0
       Deferred credits and other liabilities                        1,144.3         1,191.0            879.8
       Mandatorily redeemable preferred security of subsidiary         473.5           486.3            507.8

     See also Note R to Consolidated Financial Statements in the Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended March 31, 1998, the Company reported net income of $71.0 million and operating income of $156.4 million. Diluted earnings per common share were $.66 compared with $.53 in 1997, a 24.5% improvement. Cash, cash equivalents and unrestricted short-term investments were $1.1 billion at March 31, 1998. Additionally, at March 31, 1998, the Company had available $839.0 million in borrowing capacity under its revolving credit facilities and the ability under another facility to borrow up to $240 million, providing total available liquidity of $2.18 billion.

Substantially all of the Company's results of operations are attributable to Northwest Airlines, Inc. ("Northwest") and the following discussion pertains primarily to Northwest. The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

Information with respect to the Company's operating statistics follows (1):

                                                       Three months ended         %
                                                            March 31            CHG.
                                                      ---------------------     ----
                                                        1998         1997
                                                      --------     --------
Scheduled service:
     Available seat miles (ASM) (millions)            23,774.4     23,054.8       3.1
     Revenue passenger miles (millions)               16,801.2     16,592.4       1.3
     Passenger load factor (percent)                      70.7         72.0      (1.3)pts.
     Revenue passengers (thousands)                     12,704       12,661       0.3
     Revenue yield per passenger mile (cents)            12.03        12.30      (2.2)
     Passenger revenue per scheduled ASM (cents)          8.50         8.85      (4.0)

Operating revenue per total ASM (cents) (2)               9.34         9.57      (2.4)
Operating expense per total ASM (cents) (2)               8.67         9.01      (3.8)

Cargo ton miles (millions)                               500.7        492.7       1.6
Cargo revenue per ton mile (cents)                       33.47        34.65      (3.4)

Fuel gallons consumed (millions)                         487.0        471.5       3.3
Average fuel cost per gallon (cents)                     58.99        74.00     (20.3)
Number of operating aircraft at end of period              408          401       1.7
Full-time equivalent employees at end of period         49,948       47,577       5.0

(1) All statistics exclude Express Airlines I, Inc. ("Express"), a wholly-owned Northwest Airlink regional carrier.
(2) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Operating income increased $21.4 million to $156.4 million. The favorable impacts of a $53.0 million increase in operating revenues and a $58.9 million decrease in aircraft fuel were largely offset by increased salaries, wages and benefits of $34.1 million, aircraft maintenance of $29.8 million and a 2.7% increase in other operating expense categories.

OPERATING REVENUES. Operating revenues were $2.43 billion, an improvement of $53.0 million (2.2%). System passenger revenues (which represented 84.3% of total operating revenues) were basically unchanged. Increases due to a 3.1% increase in scheduled service ASMs and the inclusion of Express revenues of $25.5 million were offset by a 4.0% decrease in Northwest's passenger revenue per scheduled ASM ("RASM"). The decrease in passenger RASM was driven by weaker Asian markets, the reinstatement of federal ticket taxes in March 1997 and weaker foreign currency exchange rates.

Domestic passenger revenue, excluding Express, increased $19.1 million (1.3%) to $1.44 billion due primarily to a 2.0% increase in scheduled service ASMs. Domestic RASM decreased slightly due to a .9 point decrease in passenger load factor offset by a slight increase in yield which was held down due to the reinstatement of federal taxes on airline tickets and international departures. See also "Other Information - U.S. TRANSPORTATION TAX." Since early April, the Company has experienced higher than normal flight cancellations and delays resulting from recent employee work actions in response to the status of the Company's contract negotiations with its unions. See also "Other Information - LABOR AGREEMENTS." If the current rate of cancellations and delays continue, the Company believes that 1998 passenger revenues will be adversely impacted.

Pacific passenger revenue decreased by $64.2 million (12.6%) to $443.5 million due to a 14.2% decrease in Pacific RASM which was offset by a 1.9% increase in scheduled service ASMs related to additional trans-Pacific frequencies. The decrease in Pacific passenger RASM was due to a 10.5% decrease in yield and a 3.2 point decrease in passenger load factor. The decrease in yield was attributable to an unfavorable general economic environment in the Pacific and weaker Asian currencies, of which the largest impact was due to the Japanese economy and yen. The average yen per U.S. dollar exchange rate for the three months ended March 31, 1998 and 1997 was 129 and 119, respectively, a weakening of the yen of 8.4%. Atlantic passenger revenue increased $26.8 million (24.4%) to $137.0 million due to a 19.1% increase in scheduled service ASMs which resulted primarily from new flying (including service from Mumbai and Delhi, India to Amsterdam) and a 4.4% increase in passenger RASM which was largely yield related.

Other revenues were $213.3 million, an improvement of $48.8 million (29.7%). The improvement was largely due to increased revenue from KLM joint venture alliance settlements and MLT Inc.

OPERATING EXPENSES.  Operating expenses increased $31.6 million (1.4%).
While operating capacity increased 3.0% to 23.8 billion total service ASMs, operating expense per total service ASM decreased 3.8%. Salaries, wages and benefits expense increased $34.1 million (4.7%) due primarily to an increase in average full-time equivalent employees of 4.2%. The increase in average full-time equivalent employees was attributable to increased flying of 3.0%. Aircraft fuel and taxes decreased $58.9 million (15.9%) due to a 20.3% decrease in average fuel cost per gallon. Commission expense decreased by $17.7 million (8.6%) due primarily to a lower effective commission rate caused by a shift in revenue mix and changes to the Company's commission structure which began in September 1997. Aircraft maintenance materials and repairs increased $29.8 million (19.3%) due to $5.6 million (3.6%) related to Express (which was not a wholly-owned subsidiary in the first quarter of 1997) and increased scheduled overhauls and timing of check cycles. Landing fees increased $5.3 million (10.8%) due to one-time credits received in 1997. Other expenses grew $30.3 million (6.2%) largely due to increased selling and marketing fees, outside services, personnel expenses and MLT Inc.

OTHER INCOME AND EXPENSE. The foreign currency gains for the three months ended March 31, 1998 and 1997 were primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents of $1.03 billion, unrestricted short-term investments of $66.5 million and borrowing capacity of $839.0 million under its revolving credit facilities and the ability under another facility to borrow up to $240 million using existing aircraft as collateral, providing total available liquidity of $2.18 billion. In addition, on May 12, 1998, the Company obtained the ability to borrow an additional $1.0 billion under a secured 364-day revolving credit facility. Assuming the new $1.0 billion secured credit facility had been available as of March 31, 1998, total available liquidity would have been $3.18 billion.

Net cash provided by operating activities for the three months ended March 31, 1998 was $113.2 million, a $260.3 million decrease compared with the three months ended March 31, 1997 due primarily to the timing of pension contributions. Investing activities in the first quarter of 1998 consisted primarily of costs to commission aircraft that have not yet entered revenue service, the purchase of two RJ85 aircraft and three Airbus A320 aircraft, aircraft deposits and engine hushkitting. Investing activities in 1997 pertained primarily to costs to commission aircraft that have not yet entered revenue service, engine hushkitting and DC9-50 interior refurbishment. Financing activities for the three months ended March 31, 1998 consisted primarily of the issuance of $200 million of 7.625% unsecured notes due 2005 and $200 million of 7.125% unsecured notes due 2008 and the payment of debt and capital lease obligations. Financing activities for the three months ended March 31, 1997 consisted primarily of the issuance of $250 million of unsecured notes.

In 1998, NWA Corp. entered into agreements to acquire the beneficial ownership of 9,514,868 shares of Class A Common Stock of Continental Airlines, Inc. ("Continental"). These shares represent 15.4% of Continental's common stock and 50.4% of its fully diluted voting power. Consideration is expected to consist of $367.2 million in cash and 4.2 million shares of newly issued common stock. The cash is expected to be funded from the Company's general working capital. The transaction is expected to close by the end of 1998. For additional information regarding the formation of a new holding company and the related corporate restructuring, the Governance Agreement with Continental and the operating alliance, see Note S to the Consolidated Financial Statements in the Annual Report.

On May 1, 1998, NWA Corp. purchased from KLM the remaining 18.2 million shares of common stock which NWA Corp. had agreed to repurchase over a three year period ending in September 2000. The purchase price of $780.4 million was paid with a combination of $336.7 million of cash and three senior unsecured notes due over three years for the remainder. The cash was funded from the Company's general working capital.

OTHER INFORMATION

LABOR AGREEMENTS. The labor cost savings which improved the Company's 1993 to 1996 cash flow from operating activities ended in 1996. The Company's agreements with the employee unions provided that wage scales at the end of the Wage Savings Period snapback to August 1, 1993 levels and snap-up pursuant to formulae based in part on wage rates and wage rate increases at other large U.S. airlines. Consequently, at the end of the Wage Savings Period, salaries and wages increased by approximately $340 million on an annualized basis including $50 million for snap-ups. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C to Consolidated Financial Statements in the Annual Report contain additional discussion of the labor cost savings agreements, stock issued to employees and the related accounting treatment.

The Company's labor contract with each of its unions became amendable as each labor cost savings agreement ended. Consequently, future labor wage rates and costs are subject to collective bargaining. Because the terms of new labor agreements will be determined by collective bargaining, the Company cannot predict the outcome of negotiations at this time.

FOREIGN CURRENCY. The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In recent periods, the yen has weakened as the yen to U.S. dollar exchange rate has changed from 124 yen to $1 at March 31, 1997 to 131 yen to $1 at December 31, 1997 to 133 yen to $1 at March 31, 1998. From time to time the Company uses options and forward contracts to hedge its anticipated yen-denominated net cash flows. At March 31, 1998, the Company had $416.5 million (55.4 billion yen) in yen put options outstanding to hedge approximately 90% of its remaining 1998 anticipated yen-denominated net cash inflows. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note P to Consolidated Financial Statements in the Annual Report contain additional discussion on risk management and financial instruments.

AIRCRAFT FUEL. In the ordinary course of business, the Company manages the price risk of fuel primarily utilizing futures contracts traded on regulated exchanges. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of March 31, 1998, the Company had hedged approximately 32% of its remaining 1998 fuel requirements.

U.S. TRANSPORTATION TAX. The United States 10% passenger ticket tax applicable to domestic travel, the 6.25% domestic cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1996 and were reinstated for tickets sold from March 7, 1997 to September 30, 1997. The Company estimates that the reinstatement of the transportation taxes had approximately a $70 million adverse impact on passenger revenues for the quarter ended March 31, 1998.

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

AIR CHINA ALLIANCE. On May 12, 1998, the Company entered into a four year commercial cooperation alliance with Air China. The alliance will connect the two carriers' networks and will include code-sharing, frequent flyer program reciprocity and joint marketing. In addition, three Northwest alliance partners (Alaska Airlines, America West Airlines and Continental) have also entered into alliance agreements with Air China.

PART II.  OTHER INFORMATION


ITEM 1.

Reference is made to Item 3, "Legal Proceedings" included in the Annual Report.

In the ordinary course of its business the Company is party to various legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation of NWA Corp. (filed as Exhibit 2.5 to NWA
                    Corp.'s Form 8A/A dated April 30, 1998 (the "Form 8A/A") and incorporated herein by reference).
              3.2   Amended and Restated Bylaws of NWA Corp. (filed as Exhibit
                    2.6 to the Form 8A/A and incorporated herein by reference).
              12.1  Computation of Ratio of Earnings to Fixed Charges.
              12.2  Computation of Ratio of Earnings to Fixed Charges and
                    Preferred Stock Requirements.
              27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K:
              Form 8-K dated January 25, 1998.
              Form 8-K dated February 19, 1998.
              Form 8-K dated March 2, 1998.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Northwest Airlines Corporation




     Dated:  May 15, 1998              By:  /s/ Rolf  S. Andresen
                                           --------------------------------
                                        Rolf  S. Andresen
                                        Vice President-Finance &
                                        Chief Accounting Officer

EXHIBIT INDEX



     Exhibit No.    Description
     -----------    -----------
     3.1            Certificate of Amendment to Amended and Restated Certificate
                    of Incorporation of NWA Corp. (filed as Exhibit 2.5 to NWA
                    Corp.'s Form 8A/A dated April 30, 1998 (the "Form 8A/A") and incorporated herein by reference).

     3.2            Amended and Restated Bylaws of NWA Corp. (filed as Exhibit
                    2.6 to the Form 8A/A and incorporated herein by reference).

     12.1           Computation of Ratio of Earnings to Fixed Charges.

     12.2           Computation of Ratio of Earnings to Fixed Charges and
                    Preferred Stock Requirements.

     27.1           Financial Data Schedule.

                                      15