Form 10-Q
period 1998-06-30
NORTHWEST AIRLINES CORP
filed 1998-08-14
CIK 917678

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              F O R M  10 - Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 1998


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

At June 30, 1998, there were 81,175,817 shares of the registrant's Common Stock outstanding.

                           NORTHWEST AIRLINES CORPORATION

                                                                             Page No.
                                                                             --------

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Income - Three months
               and six months ended June 30, 1998 and 1997.                     3

               Condensed Consolidated Balance Sheets  - June 30, 1998,
               December 31, 1997 and June 30, 1997.                             4

               Condensed Consolidated Statements of Cash Flows - Six months
               ended June 30, 1998 and 1997.                                    5

               Notes to Condensed Consolidated Financial Statements             6

     The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, attached hereto and filed as Exhibits 12.1 and 12.2.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                               15
     Item 4.   Submission of Matters to a Vote of Security-Holders             15
     Item 6.   Exhibits and Reports on Form 8-K                                15

SIGNATURE                                                                      16

EXHIBIT INDEX                                                                  16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NORTHWEST AIRLINES CORPORATION

---------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------

                                                             Three months ended            Six months ended
                                                                  June 30                       June 30
(UNAUDITED, IN MILLIONS EXCEPT PER SHARE AMOUNTS)           1998          1997           1998          1997
---------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Passenger                                        $   2,125.7    $   2,228.6    $   4,173.2    $   4,268.9
      Cargo                                                  161.1          195.9          328.8          366.6
      Other                                                  189.2          133.1          402.5          297.6
                                                       -----------    -----------    -----------    -----------
                                                           2,476.0        2,557.6        4,904.5        4,933.1

OPERATING EXPENSES
      Salaries, wages and benefits                           852.9          770.0        1,619.5        1,502.5
      Aircraft fuel and taxes                                286.3          339.1          598.9          710.6
      Commissions                                            184.0          215.3          372.4          421.4
      Aircraft maintenance materials and repairs             182.8          166.1          366.8          320.3
      Other rentals and landing fees                         114.7          118.2          225.2          223.7
      Depreciation and amortization                          104.8           96.5          205.9          190.6
      Aircraft rentals                                        86.3           91.6          172.6          175.9
      Other                                                  544.0          469.7        1,066.6          962.0
                                                       -----------    -----------    -----------    -----------
                                                           2,355.8        2,266.5        4,627.9        4,507.0
                                                       -----------    -----------    -----------    -----------

OPERATING INCOME                                             120.2          291.1          276.6          426.1

OTHER INCOME (EXPENSE)
      Interest expense, net                                  (66.8)         (59.1)        (122.1)        (116.4)
      Interest of mandatorily redeemable preferred
           security holder                                    (5.3)          (5.9)         (11.0)         (12.0)
      Investment income                                       16.2           17.8           32.3           29.9
      Foreign currency gain (loss)                             7.5          (27.7)           9.5          (14.9)
      Other                                                    8.9            6.2           10.4           14.3
                                                       -----------    -----------    -----------    -----------
                                                             (39.5)         (68.7)         (80.9)         (99.1)
                                                       -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                    80.7          222.4          195.7          327.0

Income tax expense                                            32.1           86.2           76.1          126.2
                                                       -----------    -----------    -----------    -----------

NET INCOME                                                    48.6          136.2          119.6          200.8

Preferred stock requirements                                  (0.2)          (5.1)          (0.4)         (10.1)
                                                       -----------    -----------    -----------    -----------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS           $      48.4    $     131.1    $     119.2    $     190.7
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Earnings per common share:
      BASIC                                            $       .56    $      1.29    $      1.29    $      1.88
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

      DILUTED                                          $       .51    $      1.16    $      1.17    $      1.69
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION


----------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------

                                                           June 30    December 31     June 30
(UNAUDITED, IN MILLIONS)                                     1998        1997          1997
----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                         $    898.1    $    740.4    $    801.6
      Short-term investments                                 112.9         437.7         231.0
      Accounts receivable, net                               596.5         664.8         770.7
      Flight equipment spare parts, net                      409.6         376.1         322.5
      Prepaid expenses and other                             376.0         378.8         301.9
                                                        ----------    ----------    ----------
                                                           2,393.1       2,597.8       2,427.7

PROPERTY AND EQUIPMENT
      Flight equipment, net                                4,388.4       3,951.1       3,710.2
      Other property and equipment, net                      872.9         876.6         923.0
                                                        ----------    ----------    ----------
                                                           5,261.3       4,827.7       4,633.2

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET                   622.6         637.1         653.8

OTHER ASSETS
      International routes, net                              716.0         727.8         739.5
      Investments in affiliated companies and other          703.1         545.8         584.7
                                                        ----------    ----------    ----------
                                                           1,419.1       1,273.6       1,324.2
                                                        ----------    ----------    ----------
                                                        $  9,696.1    $  9,336.2    $  9,038.9
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Air traffic liability                             $  1,361.3    $  1,222.5    $  1,187.2
      Accounts payable and other liabilities               1,853.1       1,766.2       1,680.1
      Current maturities of long-term debt and
           capital lease obligations                         321.2         283.3         289.0
                                                        ----------    ----------    ----------
                                                           3,535.6       3,272.0       3,156.3

LONG-TERM DEBT                                             2,677.5       1,841.9       2,026.1

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                   623.5         649.4         682.6

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                1,227.2       1,161.5       1,008.5
      Pension and postretirement benefits                    392.6         407.3         381.0
      Other                                                  580.4         674.1         332.0
                                                        ----------    ----------    ----------
                                                           2,200.2       2,242.9       1,721.5

MANDATORILY REDEEMABLE PREFERRED SECURITY OF
      SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
      OBLIGATION OF COMPANY                                  458.3         486.3         553.9

REDEEMABLE  STOCK
      Preferred                                              265.5         306.2         588.8
      Common                                                    --         848.5            --

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock                                             1.1           1.0           1.0
      Additional paid-in capital                           1,330.6       1,273.6       1,176.4
      Accumulated deficit                                   (243.1)       (362.2)       (754.4)
      Accumulated other comprehensive income                 (98.8)       (101.8)       (113.3)
      Treasury stock                                      (1,054.3)     (1,121.6)           --
                                                        ----------    ----------    ----------
                                                             (64.5)       (311.0)        309.7
                                                        ----------    ----------    ----------
                                                        $  9,696.1    $  9,336.2    $  9,038.9
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------

                                                                  Six months ended June 30
(UNAUDITED, IN MILLIONS)                                              1998         1997
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $    489.6    $  425.5

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                             (550.5)     (294.4)
      Net decrease in short-term investments                            336.2        40.2
      Other, net                                                         (4.0)      (34.4)
                                                                   ----------    --------
           Net cash used in investing activities                       (218.3)     (288.6)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                          693.6       250.6
      Payments of long-term debt and capital lease obligations         (574.8)     (130.8)
      Repurchase of common stock                                       (436.7)         --
      Proceeds from sale and leaseback transactions                     219.2          --
      Other, net                                                        (14.9)      (14.5)
                                                                   ----------    --------
           Net cash provided by (used in) financing activities         (113.6)      105.3

INCREASE IN CASH AND CASH EQUIVALENTS                                   157.7       242.2
Cash and cash equivalents at beginning of period                        740.4       559.4
                                                                   ----------    --------
Cash and cash equivalents at end of period                         $    898.1    $  801.6
                                                                   ----------    --------
                                                                   ----------    --------
Cash and cash equivalents and unrestricted short-term
      investments at end of period                                 $    959.7    $  959.7
                                                                   ----------    --------
                                                                   ----------    --------
Available to be borrowed under credit facilities                   $  2,079.0    $  727.3
                                                                   ----------    --------
                                                                   ----------    --------
Noncash Transactions:
      Manufacturer financing obtained in connection with the
        acquisition of aircraft                                    $    256.2    $   47.0
      Notes issued for the repurchase of common stock              $    343.7          --


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

4. At June 30, 1998, maturities of long-term debt were $234.9 million in 1998, $306.3 million in 1999, $156.1 million in 2000, $262.1 million in 2001 and
     $195.1 million in 2002.

5. On May 12, 1998, the Company obtained a secured 364-day $1.0 billion revolving credit facility. In addition, the Company provided certain collateral to secure its previously unsecured term loan and revolving credit facilities. The Company has pledged various assets as collateral for these credit facilities, principally aircraft and international route authorities, having an aggregate book value of $2.2 billion.

     At June 30, 1998, the Company had no borrowings outstanding under its revolving credit facilities. In addition, the Company had the ability under another facility to borrow up to $240 million using existing aircraft as collateral. The $1.84 billion available to be borrowed under the revolving credit facilities along with the $240 million facility and the $960 million of cash, cash equivalents and unrestricted short-term investments provided the Company with $3.04 billion of available liquidity at June 30, 1998. In August 1998, the Company borrowed all amounts available under these facilities. The $2.08 billion is scheduled to be repaid $175 million in 1998, $1.0 billion in 1999, $660 million in 2002 and the rest thereafter, with the Company having the right to make partial or total prepayments at any time without penalty.

6. On May 1, 1998, NWA Corp. purchased from KLM Royal Dutch Airlines ("KLM") the remaining 18,177,874 shares of NWA Corp. common stock which the Company had previously agreed to repurchase over a three year period ending in September 2000. The purchase price of $780.4 million was paid with a combination of $336.7 million of cash and three senior unsecured 7.88% notes with principal amounts of $206.0 million, $137.7 million and $100 million. The maturity of the notes is September 29, 1998, 1999 and 2000, respectively. The $68.1 million excess of the financial statement carrying value of the redeemable common stock over the repurchase price was transferred to common stockholders' equity deficit on the same date. As of May 1, 1998, earnings per share calculations do not include the
     18.2 million shares repurchased. In certain limited circumstances (e.g., the failure of the alliance to maintain certain antitrust immunity or Northwest Airlines, Inc.'s ("Northwest") default under the alliance agreement), KLM will have an option to buy back from NWA Corp. up to
     18.2 million shares.

7. In June 1998, the Company amended its Regional Jet Services Agreement with Mesaba Aviation, Inc. ("Mesaba") and agreed to lease 18 additional
     Avro Regional Jet aircraft to Mesaba, for a total of 36 such aircraft. As part of the amended agreement, the Company was granted an additional warrant to purchase Mesaba Holdings, Inc. stock. If the Company were to exercise all its warrants in Mesaba Holdings, Inc. stock when fully vested, its ownership would increase from 28.8% to 41.2% as of June 30, 1998.

8. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except share data):

                                                    Three months ended June 30          Six months ended June 30
                                                       1998           1997               1998            1997
                                                   -----------    ------------       ------------    ------------
     NUMERATOR:
       Net income applicable to common
         stockholders for basic
         earnings per share                        $      48.4    $      131.1       $      119.2    $      190.7
       Effect of dilutive securities:
         Series C Preferred Stock                           .2              .3                 .4              .6
                                                   -----------    ------------       ------------    ------------
       Net income applicable to common
          stockholders after assumed
          conversions for diluted
          earnings per share                       $      48.6    $      131.4       $      119.6    $      191.3
                                                   -----------    ------------       ------------    ------------
                                                   -----------    ------------       ------------    ------------
     DENOMINATOR:
        Weighted-average shares outstanding
        for basic earnings per share                86,955,059     102,000,308         92,339,897     101,673,339

        Effect of dilutive securities:
           Series C Preferred Stock                  7,896,245      10,243,218          8,206,485      10,440,710
           Employee stock options                      934,004       1,368,527          1,255,750       1,372,988
                                                   -----------    ------------       ------------    ------------
         Adjusted weighted-average shares and
            assumed conversions for diluted
            earnings per share                      95,785,308     113,612,053        101,802,132     113,487,037
                                                   -----------    ------------       ------------    ------------
                                                   -----------    ------------       ------------    ------------

9. Beginning in 1998, the Company is required to report comprehensive income as required by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in common stockholders' equity, to be included in "other comprehensive income." Comprehensive income (net income plus other comprehensive income) was $50.6 million and $132.8 million for the three months ended June 30, 1998 and 1997, respectively, and $122.6 million and $200.4 million for the six months ended June 30, 1998 and 1997, respectively.

10. On April 30, 1998, the Company amended its Second Amended and Restated Certificate of Incorporation to combine and reclassify the existing separate classes of voting and non-voting Class A and Class B Common Stock into a single class of voting Common Stock.

11. On June 25, 1998, the Company amended its Stockholder Rights Plan to increase the permitted beneficial ownership threshold for certain qualified institutional investors to 25% of NWA Corp.'s outstanding common stock.

12. As of January 1, 1998, the Company adopted early the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations for the six months ended June 30, 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. Because this statement only impacts how financial information is disclosed, the adoption will have no impact to the Company's financial position or results of operations.

     In March 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use" ("SOP 98-1") was issued. SOP 98-1 defines the type of costs that should be capitalized versus expensed as incurred. The Company plans to adopt SOP 98-1 on January 1, 1999. The Company does not anticipate that the adoption of SOP 98-1 will have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt the new standard no later than January 1, 2000, with early adoption permitted. No restatement of previously issued financial statements is permitted. SFAS 133 will require the Company to recognize all derivatives as assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. While the Company is in the process of evaluating the accounting and reporting implications of SFAS 133, it does not anticipate any significant impact on its financial position or results of operations. In general, the Company does not invest in or take positions on derivative instruments other than for the purposes of hedging specific risk exposures. Under the provisions of SFAS 133, the Company will be able to more properly match the recognition of foreign currency hedging derivative instruments with the timing of the underlying hedged foreign currency cash flows.

     On July 23, 1998, the Emerging Issues Task Force reached a consensus on Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust". Companies are required to adopt the consensus as of September 30, 1998. The Company has not yet determined the impact of adoption.

13. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data (in millions) is presented for Northwest, the principal indirect operating subsidiary of the Company.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                       Three months ended            Six months ended
                                            June 30                      June 30
                                    ------------------------    ------------------------
                                       1998          1997          1998          1997
                                    ----------    ----------    ----------    ----------
     Operating revenues             $  2,377.6    $  2,466.8    $  4,676.1    $  4,757.2
     Operating expenses                2,266.1       2,190.8       4,419.9       4,358.6
                                    ----------    ----------    ----------    ----------
     Operating income                    111.5         276.0         256.2         398.6
     Other income (expense)              (41.2)        (81.8)        (85.9)       (125.6)
                                    ----------    ----------    ----------    ----------
     Income before income taxes           70.3         194.2         170.3         273.0
     Income tax expense                   28.7          74.7          68.4         106.7
                                    ----------    ----------    ----------    ----------
     Net income                     $     41.6    $    119.5    $    101.9    $    166.3
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------

     CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                                                  June 30     December 31    June 30
                                                                    1998         1997         1997
                                                                 ----------   ----------   ----------
     Current assets                                              $  2,179.6   $  2,015.0   $  1,939.3
     Noncurrent assets                                              6,679.0      6,114.6      5,977.7
     Current liabilities                                            3,684.6      3,164.7      3,040.7
     Long-term debt and obligations under capital leases            2,969.2      2,016.9      2,202.1
     Deferred credits and other liabilities                         1,071.7      1,191.0        829.7
     Mandatorily redeemable preferred security of subsidiary          458.3        486.3        553.9

     See also Note R to Consolidated Financial Statements in the Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended June 30, 1998, the Company reported net income of $48.6 million and operating income of $120.2 million. Diluted earnings per common share were $.51 compared with $1.16 in 1997. Net income for the three months ended June 30, 1998 included a provision of $67.1 million for retroactive pay contained in a tentative agreement reached with the International Association of Machinists and Aerospace Workers ("IAM") on June 16, 1998. Excluding the after-tax effects of this provision, net income for the three months ended June 30, 1998 would have been $90.9 million and diluted earnings per common share would have been $.95 per share.

Substantially all of the Company's results of operations are attributable to Northwest Airlines, Inc. ("Northwest") and the following discussion pertains primarily to Northwest. The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

Information with respect to the Company's operating statistics follows (1):

                                                          THREE MONTHS ENDED         %           SIX MONTHS ENDED          %
                                                                JUNE 30             CHG.              JUNE 30             CHG.
                                                        -----------------------   --------    ---------------------     --------

                                                          1998          1997                    1998          1997
                                                        --------      --------                --------      --------
Scheduled service:
     Available seat miles (ASM) (millions)              23,819.5      24,225.0    (1.7)       47,594.0      47,279.8     0.7
     Revenue passenger miles (millions)                 18,351.9      18,142.0     1.2        35,153.0      34,734.5     1.2
     Passenger load factor (percent)                        77.0          74.9     2.1 pts.       73.9          73.5     0.4 pts.
     Revenue passengers (thousands)                       13,676        13,862    (1.3)         26,380        26,524    (0.5)
     Revenue yield per passenger mile (cents)              11.45         12.08    (5.2)          11.73         12.18    (3.7)
     Passenger revenue per scheduled ASM (cents)            8.82          9.05    (2.5)           8.66          8.95    (3.2)

Operating revenue per total ASM (cents) (2)                 9.65          9.74    (0.9)           9.49          9.66    (1.8)
Operating expense per total ASM (cents) (2)                 9.11          8.64     5.4            8.89          8.82     0.8
Operating expense excluding provision for IAM
       retroactive pay per total ASM (cents) (2)            8.83          8.64     2.2            8.75          8.82    (0.8)

Cargo ton miles (millions)                                 490.3         553.6   (11.4)          991.0       1,046.4    (5.3)
Cargo revenue per ton mile (cents)                         32.80         35.39    (7.3)          33.14         35.03    (5.4)

Fuel gallons consumed (millions)                           490.5         494.7    (0.8)          977.4         966.2     1.2
Average fuel cost per gallon (cents)                       53.33         63.46   (16.0)          56.15         68.60   (18.1)
Number of operating aircraft at end of period                                                      415           399     4.0
Full-time equivalent employees at end of period                                                 51,332        48,197     6.5

(1) All statistics exclude Express Airlines I, Inc. ("Express"), a wholly-owned Northwest Airlink regional carrier.

(2) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Operating income decreased $170.9 million to $120.2 million. This decrease was primarily due to the $67.1 million provision for IAM retroactive pay and a decrease in passenger revenues of $102.9 million of which $33.5 million was due to weaker foreign currency exchange rates and $71.7 million was due to decreased capacity in the domestic and Pacific markets. The decrease in capacity was primarily due to scheduled service reductions and higher than normal flight cancellations resulting from employee work actions related to the Company's contract negotiations with its unions. Increases in aircraft maintenance of $16.7 million and other operating expenses of $74.3 million were partially offset by a $52.8 million decrease in aircraft fuel.

OPERATING REVENUES. Operating revenues were $2.48 billion, a decrease of $81.6 million (3.2%). System passenger revenues (which represented 85.9% of total operating revenues) decreased 4.6%. The decrease was primarily attributable to a 1.7% decrease in Northwest's scheduled service ASMs and a 2.5% decrease in Northwest's passenger revenue per scheduled ASM ("RASM"). The decrease in RASM was primarily due to weaker Asian markets and weaker foreign currency exchange rates. Passenger revenue included $25.1 million and $36.9 million of Express revenues for the three months ended June 30, 1998 and 1997, respectively.

Domestic passenger revenue, excluding Express, decreased $58.1 million (3.9%) to $1.44 billion due primarily to a decrease in ASMs of 4.5%. Since early April, the Company has experienced record high flight cancellations and delays resulting from employee work actions. The Company reduced its scheduled service to improve schedule integrity and estimates that the work actions had an approximate $100 million negative impact to passenger revenue during the second quarter. See also "Other Information - LABOR AGREEMENTS". Due to the scheduled service reductions, the Company expects its scheduled ASMs for the third quarter to be flat compared with the three months ended September 30, 1997. Despite a decrease in ASMs, RASM increased slightly due to a 3.3 point increase in passenger load factor.

Pacific passenger revenue decreased by $69.4 million (13.3%) to $451.4 million due to a 9.3% decrease in Pacific RASM. The decrease in Pacific RASM was due to a 10.5% decrease in yield offset by a 0.9 point increase in passenger load factor. The decrease in yield was attributable to an unfavorable general economic environment in the Pacific and weaker Asian currencies, of which the largest impact was due to the Japanese economy and yen. The average yen per U.S. dollar exchange rate for the three months ended June 30, 1998 and 1997 was 137 and 122, respectively, a weakening of the yen of 12.3%. In response to the weaker economic environment and increased competition from the revised U.S. Japan bilateral aviation agreement, the Company eliminated Detroit-Seoul and Chicago-Tokyo service and reduced capacity between Osaka and Honolulu. The Company then redeployed these assets to other markets by adding nonstop service between Detroit-Nagoya, Las Vegas-Tokyo and Tokyo-Anchorage and expanding Los Angeles-Tokyo service. The Company expects that the general economic environment in Asia will continue to adversely impact the Company's Pacific revenues.

Atlantic passenger revenue increased $36.4 million (20.7%) to $212.3 million due to a 27.6% increase in scheduled service ASMs which resulted primarily from new flying (including service from Mumbai and Delhi, India to Amsterdam) and the initiation of Philadelphia-Amsterdam and Seattle-Amsterdam service and increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam services.

Cargo revenue decreased $34.8 million (17.8%) to $161.1 million due to 11.4% fewer cargo ton miles and a 7.3% decrease in cargo revenue per ton mile, driven primarily by weaker Asian markets and weaker foreign currency exchange rates. The decrease in both volume and yield from 1997 is expected to continue for the remainder of 1998. Other revenues were $189.2 million, an improvement of $56.1 million (42.1%). The improvement was largely due to increased revenue from KLM joint venture alliance settlements and MLT Inc.

OPERATING EXPENSES. Operating expenses increased $89.3 million (3.9%). Operating capacity decreased 1.7% to 23.8 billion total service ASMs which contributed to the 5.4% increase in operating expense per total service ASM. Salaries, wages and benefits expense increased $82.9 million (10.8%) due primarily to the $67.1 million provision for IAM retroactive pay and an increase in average full-time equivalent employees of 6.5%. The increase in full-time equivalent employees was due to more mechanics resulting from increased check cycles and an increase in reservation agents due to the Company's alliance activities with KLM that resulted in Northwest taking over KLM's North America sales and marketing functions beginning in April 1998. Excluding the provision for IAM retroactive pay, operating expense per total service ASM increased 2.2%.

Aircraft fuel and taxes decreased $52.8 million (15.6%) due to a 16.0% decrease in average fuel cost per gallon. Commissions decreased by $31.3 million (14.5%) due primarily to a lower effective commission rate caused by a shift in revenue mix and changes to the Company's commission structure which began in September 1997. Aircraft maintenance materials and repairs increased $16.7 million (10.1%) due to increased scheduled overhauls and timing of check cycles. The Company continues to contract for maintenance work with outside suppliers, resulting in labor costs that would normally be classified as salaries and wages being included in maintenance materials and repairs expense. Other expenses grew $74.3 million (15.8%) largely due to higher volume of business for MLT Inc., increased claims from flight disruptions due to employee work actions and weather, selling and marketing fees and outside services.

OTHER INCOME AND EXPENSE. Interest expense-net increased $7.7 million (13.0%) primarily due to newly issued debt. The foreign currency gain for the three months ended June 30, 1998 was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. The foreign currency loss for the three months ended June 30, 1997 was attributable to charges related to Japanese yen forward exchange and collar option contracts and balance sheet remeasurement of foreign currency-denominated assets and liabilities.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Operating income decreased $149.5 million (35.1%) to $276.6 million. The decrease was primarily due to a decrease in passenger revenues of $95.7 million of which $74.8 million was due to weaker foreign currency exchange rates, a $67.1 million provision for IAM retroactive pay, increased other operating expenses of $104.6 million and increased aircraft maintenance of $46.5 million, all of which were partially offset by a $104.9 million increase in other revenue and a $111.7 million decrease in aircraft fuel.

OPERATING REVENUES. Operating revenues were $4.90 billion, a decrease of $28.6 million (.6%). System passenger revenues (which represented 85.1% of total operating revenues) decreased $95.7 million (2.2%). The decrease was attributable to a 3.2% decrease in Northwest's RASM. The decrease in RASM was attributable to weaker Asian markets, the reinstatement of federal ticket taxes in March 1997 and weaker foreign currency exchange rates. Passenger revenue included $50.6 million and $36.9 million of Express revenues for the six months ended June 30, 1998 and 1997, respectively.

Domestic passenger revenue, excluding Express, decreased $39.0 million (1.3%) to $2.88 billion due largely to a 1.3% decrease in ASMs resulting from a reduction in capacity and higher than normal flight cancellations. Since early April, the Company has experienced record high flight cancellations and delays resulting from employee work actions in response to the status of the Company's contract negotiations with its unions. See also "Other Information
- LABOR AGREEMENTS." A 1.1 point increase in passenger load factor somewhat offset a decrease in yield which was held down due to the reinstatement of federal taxes on airline tickets and international departures resulting in a 0.1% decrease in RASM.

Pacific passenger revenue decreased by $133.6 million (13.0%) to $894.9 million due to an 11.7% decrease in Pacific RASM. The decrease in Pacific RASM was primarily due to a 10.6% decrease in yield and a 1.1 point decrease in passenger load factor. The decrease in yield was attributable to an unfavorable general economic environment in the Pacific and weaker Asian currencies, of which the largest impact was due to the Japanese economy and yen. The average yen per U.S. dollar exchange rate for the six months ended June 30, 1998 and 1997 was 133 and 121, respectively, a weakening of the yen of 9.9%. Atlantic passenger revenue increased $63.2 million (22.1%) to $349.3 million primarily due to a 23.9% increase in scheduled service ASMs which resulted primarily from new flying.

Cargo revenue decreased $37.8 million (10.3%) to $328.8 million due to 5.3% fewer cargo ton miles and a 5.4% decrease in cargo revenue per ton mile, driven by weaker Asian markets and weaker foreign currency exchange rates. Other revenues were $402.5 million, an improvement of $104.9 million (35.2%). The improvement was largely due to increased revenue from KLM joint venture alliance settlements and MLT Inc.

OPERATING EXPENSES. Operating expenses increased $120.9 million (2.7%). Operating capacity increased 0.7% to 47.6 billion total service ASMs with operating expense per total service ASM increasing 0.8%. Salaries, wages and benefits expense increased $117.0 million (7.8%) due primarily to a $67.1 million provision for IAM retroactive pay and an increase in average full-time equivalent employees of 5.3%. See "Other Information - LABOR AGREEMENTS". Aircraft fuel and taxes decreased $111.7 million (15.7%) due to an 18.1% decrease in average fuel cost per gallon. Commissions decreased by $49.0 million (11.6%) due primarily to a lower effective commission rate caused by a shift in revenue mix and changes to the Company's commission structure which began in September 1997. Aircraft maintenance materials and repairs increased $46.5 million (14.5%) due primarily to increased scheduled overhauls, timing of check cycles and increased utilization of outside suppliers, which the Company anticiptates continuing at the same rate for the remainder of 1998. Other expenses grew $104.6 million (10.9%) due mostly to higher volume of business for MLT Inc., increased claims from flight disruptions due to employee work actions and weather, outside services, selling and marketing fees and supplies.

OTHER INCOME AND EXPENSE. The foreign currency gain for the six months ended June 30, 1998 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. The foreign currency loss for the six months ended June 30, 1997 was attributable to charges related to Japanese yen forward exchange and collar option contracts and balance sheet remeasurement of foreign currency-denominated assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of $898.1 million, unrestricted short-term investments of $61.6 million, borrowing capacity of $1.84 billion under its revolving credit facilities and the ability under another facility to borrow up to $240 million using existing aircraft as collateral, providing total available liquidity of $3.04 billion. In light of the status of the Company's negotiations with its labor unions, in August 1998, the Company borrowed all amounts available under these facilities. See "Other Information - LABOR AGREEMENTS".

Net cash provided by operating activities for the six months ended June 30, 1998 was $489.6 million, a $64.1 million increase compared with the six months ended June 30, 1997 due primarily to an increase in working capital. Investing activities in 1998 consisted primarily of the purchase of eight Airbus A320 aircraft, three used DC-10 aircraft and six RJ85 aircraft; costs to commission aircraft that have not yet entered revenue service, engine hushkitting, aircraft modifications and aircraft deposits. Investing activities in 1997 consisted primarily of costs to commission aircraft that have not yet entered revenue service, engine hushkitting, DC9-50 interior refurbishment, aircraft deposits, ground equipment purchases and the acquisition of Express. Financing activites for the six months ended June 30, 1998 consisted primarily of the issuance of $200 million of 7.625% unsecured notes due 2005 and $200 million of 7.875% unsecured notes due 2008, the payment of debt and capital lease obligations, the repurchase of common stock and the sale and leaseback of three A320 aircraft and four RJ85 aircraft. Financing activities in 1997 consisted primarily of the issuance of $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007 and the payment of debt and capital lease obligations.

On May 1, 1998, NWA Corp. purchased from KLM the remaining 18.2 million shares of NWA Corp. common stock which the Company had agreed to repurchase over a three year period ending in September 2000. The purchase price of $780.4 million was paid with a combination of $336.7 million of cash and three senior unsecured notes due over three years for the remainder. The cash was funded from the Company's general working capital.

In 1998, NWA Corp. entered into agreements to acquire the beneficial ownership of 9,514,868 shares of Class A Common Stock of Continental Airlines, Inc. ("Continental"). These shares represent 15.4% of Continental's common stock and 50.4% of its fully diluted voting power as of December 31, 1997. Consideration is expected to consist of $367.2 million in cash and 4.2 million shares of newly issued common stock. The cash is expected to be funded from the Company's general working capital. The transaction is expected to close by the end of 1998. For additional information regarding the formation of a new holding company and the related corporate restructuring, the Governance Agreement with Continental and the operating alliance, see Note S to the Consolidated Financial Statements in the Annual Report.

OTHER INFORMATION

LABOR AGREEMENTS. The Company's labor contracts with its three major domestic employee unions became amendable in late 1996 and contract negotiations with each union commenced at that time. See "Business - EMPLOYEES" in the Annual Report on Form 10-K for the specific amendable dates. Under the Railway Labor Act ("RLA"), the amendable agreement continues in effect while the parties negotiate a new contract. In addition to direct negotiation, the RLA also provides for a period of mediation, potential arbitration of unresolved issues and a 30-day "cooling off" period before either party can resort to self-help. The self-help remedies include, but are not limited to, a strike by the members of the labor union and the imposition of proposed contract amendments and hiring of replacement workers by the Company. Because the terms of new labor agreements will be determined by collective bargaining, the Company cannot predict the outcome of negotiations at this time.

The Company and the IAM reached a tentative agreement in June 1998, which was not ratified by the covered employees, who include mechanics and related employees, clerks, agents, equipment service employees and stock clerks. In addition, on July 23, 1998, the Aircraft Mechanics Fraternal Association ("AMFA") filed an application with the National Mediation Board ("NMB") seeking recognition as the collective-bargaining representative for Northwest's mechanics and related employees who are currently covered by the IAM. On August 12, 1998, the IAM requested that the NMB release the IAM from mediation pursuant to the RLA to commence a 30-day "cooling off" period. The NMB has not acted on the IAM's request. On August 13, 1998, the NMB advised the Company that the NMB was authorizing a mail ballot election to determine whether the IAM or AMFA should be the collective bargaining representative for the Company's mechanics and related employees. The Company remains in direct negotiations with its flight attendants union. On July 30, 1998 an impasse was declared between the Company and its pilots union. The NMB offered to submit the remaining issues to binding arbitration. The Company accepted, but the pilots union rejected the NMB's offer which began a 30-day "cooling off" period during which the two sides will continue to seek a resolution to their differences. Beginning August 29, 1998 either party may resort to self-help. In addition, as a result of the commencement of the "cooling off" period, the Company anticipates that its third quarter traffic will be adversely impacted. An extended work stoppage would have a material adverse impact on the Company.

FOREIGN CURRENCY. The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In recent periods, the yen has weakened as the yen to U.S. dollar exchange rate has changed from 115 yen to $1 at June 30, 1997 to 131 yen to $1 at December 31, 1997 to 139 yen to $1 at June 30, 1998. From time to time the Company uses options and forward contracts to hedge its anticipated yen-denominated net cash flows. At June 30, 1998, the Company had $300.7 million (41.8 billion yen) in yen put options outstanding to hedge its entire remaining 1998 anticipated yen-denominated net cash inflows. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note P to Consolidated Financial Statements in the Annual Report contain additional discussion on risk management and financial instruments.

AIRCRAFT FUEL. In the ordinary course of business, the Company manages the price risk of fuel primarily utilizing futures contracts traded on regulated exchanges. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of June 30, 1998, the Company had hedged approximately 58% of its remaining 1998 fuel requirements.

REGULATION. In April 1998, the Department of Transportation ("DOT") issued proposed competition guidelines which would severely limit major carriers' ability to compete with new entrant carriers. In addition, the Department of Justice is investigating competition at major hub airports and several items of legislation have been introduced in Congress that would, if enacted: (i) authorize the withdrawal of slots from major carriers at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. The outcomes of the DOT guidelines, the investigations and the proposed legislation are unknown. However, to the extent that (i) restrictions are imposed upon Northwest's ability to respond to competition, (ii) slots are taken from Northwest at key airports, or (iii) competitors receive financial assistance, Northwest's business may be adversely impacted.

YEAR 2000. The Company has spent $8 million for the six months ended June 30, 1998, for a total of $18 million of the total estimated cost of $55 million to ensure that the Company's computer systems will function properly in the year 2000 and thereafter. Renovation to the Company's computer systems is 60% complete. Validation and implementation are expected to be completed in 1998 with integration testing occurring in 1999. The Company is in the assessment phase of the impact of Year 2000 on its embedded operating systems and third party relationships, which is expected to be completed in the third quarter of 1998. The Company continues to work closely with the governmental organizations and entities which provide essential aviation industry infrastructure and is monitoring their progress together with other airlines. The Company is working on developing contingency plans that will address business continuance in 2000, which are expected to be complete by the end of 1998. Management's Discussion and Analysis of Financial Condition in the Annual Report contains additional information about this issue.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company's Annual Meeting of Stockholders was held on April 24, 1998.

An amendment to the Second Amended and Restated Certificate of Incorporation to combine and reclassify the existing separate classes of voting and non-voting Class A and Class B Common Stock into a single class of voting Common Stock was submitted to a vote of security holders.

The votes of the stockholders on this proposal were as follows:


                             Votes For       Votes Against   Votes Abstaining   Broker Nonvotes
                             ---------       -------------   ----------------   ---------------
Class A Common Stock and
Series C Preferred Stock     80,155,552         439,608           301,758          2,999,133

Class B Common Stock             10,302               0                 0                  0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          4.1 Amended and Restated Rights Agreement dated as of June 25, 1998 between Northwest Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 1 to Northwest Airlines Corporation's Current Report on Form 8-K dated June 25, 1998 and incorporated herein by reference).
          4.2 Common Stock Option Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V. dated as of May 1, 1998.
          10.1 Accelerated Common Stock Repurchase Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V. and dated as of May 1, 1998.
          10.2 Amended and Restated Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation dated as of May 1, 1998.
          10.3  Credit Agreement among Northwest Airlines Corporation, NWA
                Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of December 15, 1995, as amended and restated as of October 16, 1996 and as further amended and restated as of December 29, 1997.
          10.4 First Amendment to Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of January 23, 1998.
          10.5  Temporary Amendment to Credit Agreement among Northwest
                Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 12, 1998.
          10.6 Aircraft Mortgage and Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as Collateral Agent dated as of May 12, 1998.
          10.7 Slot Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as Collateral Agent, dated as of May 12, 1998.
          10.8  Credit Agreement among Northwest Airlines Corporation, NWA
                Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 12, 1998.
          10.9 First Amendment to Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 29, 1998.
          10.10 Aircraft Mortgage and Security Agreement between Northwest Airlines, Inc. and the Chase Manhattan Bank, as Collateral Agent, dated as of May 12, 1998.

          10.11 Route Security Agreement between Northwest Airlines, Inc. and the Chase Manhattan Bank, as Collateral Agent dated as May 12, 1998.
          12.1  Computation of Ratio of Earnings to Fixed Charges.
          12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
          27.1  Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K:
          Form 8-K dated April 3, 1998.
          Form 8-K dated June 18, 1998.
          Form 8-K dated June 25, 1998.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Northwest Airlines Corporation



     Dated:  August 14, 1998                   By:  /s/ Rolf S. Andresen
                                                  ---------------------------
                                                    Rolf S. Andresen
                                                    Vice President- Finance and
                                                    Chief Accounting Officer


EXHIBIT INDEX


     Exhibit No.                   Description
     ----------                    -----------

        4.1 Amended and Restated Rights Agreement dated as of June 25, 1998 between Northwest Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 1 to Northwest Airlines Corporation's Current Report on Form 8-K dated June 25, 1998 and incorporated herein by reference).
        4.2 Common Stock Option Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V. dated as of May 1, 1998.
        10.1 Accelerated Common Stock Repurchase Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V. and dated as of May 1, 1998.
        10.2 Amended and Restated Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation dated as of May 1, 1998.
        10.3 Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of December 15, 1995, as amended and restated as of October 16, 1996 and as further amended and restated as of December 29, 1997.
        10.4 First Amendment to Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of January 23, 1998.
        10.5 Temporary Amendment to Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 12, 1998.
        10.6 Aircraft Mortgage and Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as Collateral Agent dated as of May 12, 1998.
        10.7 Slot Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as Collateral Agent, dated as of May 12, 1998.
        10.8 Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 12, 1998.
        10.9 First Amendment to Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 29, 1998.
        10.10 Aircraft Mortgage and Security Agreement between Northwest Airlines, Inc. and the Chase Manhattan Bank, as Collateral Agent, dated as of May 12, 1998.

        10.11 Route Security Agreement between Northwest Airlines, Inc. and the Chase Manhattan Bank, as Collateral Agent dated as May 12, 1998.
        12.1     Computation of Ratio of Earnings to Fixed Charges.
        12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
        27.1     Financial Data Schedule.