Form 10-Q/A
period 1997-09-30
NORTHWEST AIRLINES CORP
filed 1998-09-21
CIK 917678

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

                                   EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 1997 (the "10-Q/A") is being filed solely to re-file a new version of Exhibit 10.1 hereto (pursuant to a confidential treatment request filed with the Securities and Exchange Commission) and to amend the list of Exhibits and the Exhibit Index included herein relating thereto. The 10-Q/A constitutes Amendment No. 2 to Northwest Airlines Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.


ITEM 6.   EXHIBITS

          The following is an index of the exhibits included in this Report or incorporated herein by reference.

   Exhibit No.                  Description
   -----------                  -----------

     * 4.1          Amendment to Rights Agreement between Northwest Airlines
                    Corporation and Norwest Bank Minnesota, N.A., as Rights
                    Agent dated as of September 29, 1997.
      10.1          A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines Inc.
                    (Confidential treatment has been granted with respect to
                    certain portions of this exhibit, which is filed herewith.)
     *10.2          Common Stock Repurchase Agreement between Northwest Airlines
                    Corporation and Koninklijke Luchtvaart Maatschappij N.V.
                    dated September 29, 1997.
     *10.3          Preferred Stock Repurchase Agreement between Northwest
                    Airlines Corporation and Koninklijke Luchtvaart Maatschappij
                    N.V. dated September 29, 1997.
     *10.4          BTNY Preferred Stock Repurchase Agreement between Northwest
                    Airlines Corporation and Bankers Trust New York Corporation
                    dated September 29, 1997.
     *10.5          Blum Preferred Stock Repurchase Agreement between Northwest
                    Airlines Corporation and Richard C. Blum & Associates - NWA
                    Partners, L.P. dated September 29, 1997.
     *10.6          Standstill Agreement between Koninklijke Luchtvaart
                    Maatschappij N.V. and Northwest Airlines Corporation dated
                    September 29, 1997.
     *10.7          Amendment to Second Amended and Restated Investor
                    Stockholders' Agreement dated September 29, 1997.
     *11.1          Computation of Primary Earnings Per Common Share.
     *11.2          Computation of Fully Diluted Earnings per Common Share.
     *12.1          Computation of Ratio of Earnings to Fixed Charges.
     *12.2          Computation of Ratio of Earnings to Fixed Charges and
                    Preferred Stock Requirements.
     *27.1          Financial Data Schedule.


     *  Filed previously.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NORTHWEST AIRLINES CORPORATION



     Dated:  September 18, 1998         By:   /S/ DOUGLAS M. STEENLAND
                                           ----------------------------
                                             Douglas M. Steenland
                                             Executive Vice President,
                                             General Counsel and
                                               Secretary



EXHIBIT INDEX

   Exhibit No.                  Description
   -----------                  -----------

      *4.1          Amendment to Rights Agreement between Northwest Airlines
                    Corporation and Norwest Bank Minnesota, N.A., as Rights
                    Agent dated as of September 29, 1997.
      10.1          A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines Inc.
                    (Confidential treatment has been granted with respect to
                    certain portions of this exhibit, which is filed herewith.)
     *10.2          Common Stock Repurchase Agreement between Northwest Airlines
                    Corporation and Koninklijke Luchtvaart Maatschappij N.V.
                    dated September 29, 1997.
     *10.3          Preferred Stock Repurchase Agreement between Northwest
                    Airlines Corporation and Koninklijke Luchtvaart Maatschappij
                    N.V. dated September 29, 1997.
     *10.4          BTNY Preferred Stock Repurchase Agreement between Northwest
                    Airlines Corporation and Bankers Trust New York Corporation
                    dated September 29, 1997.
     *10.5          Blum Preferred Stock Repurchase Agreement between Northwest
                    Airlines Corporation and Richard C. Blum & Associates - NWA
                    Partners, L.P. dated September 29, 1997.
     *10.6          Standstill Agreement between Koninklijke Luchtvaart
                    Maatschappij N.V. and Northwest Airlines Corporation dated
                    September 29, 1997.
     *10.7          Amendment to Second Amended and Restated Investor
                    Stockholders' Agreement dated September 29, 1997.
     *11.1          Computation of Primary Earnings Per Common Share.
     *11.2          Computation of Fully Diluted Earnings per Common Share.
     *12.1          Computation of Ratio of Earnings to Fixed Charges.
     *12.2          Computation of Ratio of Earnings to Fixed Charges and
                    Preferred Stock Requirements.
     *27.1          Financial Data Schedule.


     *  Filed previously.