Form 10-K/A
period 1997-12-31
NORTHWEST AIRLINES CORP
filed 1998-09-21
CIK 917678

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-K/A

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

             Securities registered pursuant to Section 12(g) of the Act:

                                           Name of each exchange on
      Title of each class                      which registered
--------------------------------           ------------------------

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

                                   EXPLANATORY NOTE

     This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 is being filed solely to re-file a new version of Exhibit 10.51 hereto (pursuant to a confidential treatment request filed with the Securities and Exchange Commission) and to amend the list of Exhibits and the Exhibit Index included herein relating thereto. The 10-K/A constitutes Amendment No. 1 to Northwest Airlines Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1997.

3.   EXHIBITS

     The following is an index of the exhibits included in this Report or incorporated herein by reference.

   Exhibit No.           Description
   -----------           -----------

     *2.1 Investment Agreement among NWA Corp., Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners identified on the signature pages thereto, Bonderman Family Limited Partnership, 1992 Air, Inc. and Air Saipan, Inc., dated as of January 25, 1998 (without exhibits and schedules) (filed as Exhibit 2.1 to NWA Corp.'s Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

     *2.2 Governance Agreement among NWA Corp., Newbridge Parent Corporation and Continental Airlines, Inc., dated as of January 25, 1998 (filed as Exhibit 2.2 to NWA Corp.'s Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

     *2.3 Merger Agreement among NWA Corp., Newbridge Parent Corporation, and Newbridge Merger Corporation, dated as of January 25, 1998 (filed as Exhibit 2.3 to NWA Corp.'s Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

     *2.4 Purchase Agreement among NWA Corp., Newbridge Parent Corporation, Barlow Investors III, LLC and the Guarantors signatory thereto, dated as of March 2, 1998 (filed as Exhibit 2.1 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

     *2.5 First Amendment to the Governance Agreement, among Continental Airlines, Inc., NWA Corp. and Newbridge Parent Corporation, dated as of March 2, 1998 (filed as Exhibit 2.2 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

     *2.6 Amendment No. 1 to the Investment Agreement among NWA Corp., Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited Partnership, Air Saipan, Inc. and 1992 Air, Inc., dated as of February 27, 1998 (filed as Exhibit 2.3 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

     *2.7 Assignment Agreement among NWA Corp., Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited Partnership, Air Saipan, Inc., 1992 Air, Inc. and Coulco, Inc., dated as of February 27, 1998.

     *3.1 Second Amended and Restated Certificate of Incorporation of NWA Corp. (filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-74210 (the "S-1") and incorporated herein by reference).

     *3.2 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of NWA Corp. (filed as Exhibit 3.3 to the S-1 and incorporated herein by reference).

     *3.3 Amended and Restated Bylaws of NWA Corp. (filed as Exhibit 3.2 to the S- 1 and incorporated herein by reference).

     *3.4      Restated Certificate of Incorporation of Northwest (filed as
               Exhibit 3.3 to Northwest's Registration Statement on Form S-3 File No. 33-74772 (the "Debt S-3") and incorporated herein by reference).

     *3.5 Bylaws of Northwest (filed as Exhibit 3.4 to the Debt S-3 and incorporated herein by reference).

     *4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock of NWA Corp. (included in Exhibit 3.1).

     *4.2 Amended and Restated Certificate of Designation of Series B Preferred Stock of NWA Corp. (included in Exhibit 3.1).

     *4.3 Certificate of Designation of Series C Preferred Stock of NWA Corp. (included in Exhibit 3.1).

     *4.4 Certificate of Designation of Series D Junior Participating Preferred Stock of NWA Corp. (filed as Exhibit A to Exhibit 1 to NWA Corp.'s Current Report on Form 8-K dated November 16, 1995 (the "8-K") and incorporated herein by reference).

     *4.5      Certificate of Elimination of Series A Preferred Stock of NWA
               Corp.

     *4.6      Certificate of Elimination of Series B Preferred Stock of NWA
               Corp.

     *4.7 Rights Agreement dated as of November 16, 1995 between NWA Corp. and Norwest Bank Minnesota, N.A., as Rights Agent (filed as
               Exhibit 1 to the 8-K and incorporated herein by reference).

     *4.8 Amendment of Rights Agreement dated as of September 29, 1997 between NWA Corp. and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 4.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *4.9 The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item
               601 (b) (4) of Regulation S-K.

     *10.1 Second Amended and Restated Investor Stockholders' Agreement dated as of December 23, 1993 among NWA Corp. and the Original Investors named therein ("Second Amended and Restated Stockholders' Agreement") (filed as Exhibit 4.9 to the S-1 and incorporated herein by reference).

     *10.2 Supplement dated as of December 23, 1993 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.11 to NWA Corp.'s Annual Report on Form 10-K for the year ended
               December 31, 1994 (the "10-K") and incorporated herein by reference).

     *10.3 Amendment dated as of December 14, 1994 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.13 to the 10-K and incorporated herein by reference).

     *10.4 Amendment dated as of January 6, 1995 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.14 to the 10-K and incorporated herein by reference).

     *10.5 Amendment dated as of January 25, 1995 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.15 to the 10-K and incorporated herein by reference).

     *10.6 Amendment dated as of October 23, 1995 to the Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.11 to NWA Corp.'s Registration Statement on Form S-3, File No. 33-98494 (the "S-3") and incorporated herein by reference).

     *10.7 Amendment to Second Amended and Restated Investor Stockholders' Agreement dated September 29, 1997 (filed as Exhibit 10.7 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.8 Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and NWA Corp. dated September 29, 1997

               (filed as Exhibit 10.6 of NWA Corp.'s 10-Q for the quarter ended September 30, 1997).

     *10.9 Common Stock Repurchase Agreement dated September 29, 1997 between NWA Corp. and Koninklijke Luchtvaart Maatschappij N.V. (filed as Exhibit 10.2 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.10 Preferred Stock Repurchase Agreement dated September 29, 1997 between NWA Corp. and Koninklijke Luchtvaart Maatschappij N.V. (filed as Exhibit 10.3 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.11 BTNY Preferred Stock Repurchase Agreement dated September 29, 1997 NWA Corp. and Bankers Trust New York Corporation (filed as
               Exhibit 10.4 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.12 Blum Preferred Stock Repurchase Agreement dated September 29, 1997 between NWA Corp. and Richard C. Blum & Associates--NWA Partners, L.P. (filed as Exhibit 10.5 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.13 Amended and Restated Agreement, dated as of October 29, 1997, among NWA Corp., Alfred A. Checchi, Gary L. Wilson, Frederic V. Malek, Frederic W. Malek, Michelle A. Malek, Frederick V. Malek as trustee of a trust for the benefit of Frederic W. Malek and Frederic V. Malek as trustee of a trust for the benefit of Michelle A. Malek.

     *10.14 Stockholders' Agreement, dated as of September 9, 1994, among NWA Corp., the Original Investors named therein and the Unions named therein (the "Stockholders' Agreement") (filed as Exhibit 4.13 to NWA Corp.'s and Northwest's Registration Statement on Form S-4, File No. 33-87250, and incorporated herein by reference).

     *10.15 Amendment dated as of October 3, 1994 to Stockholders' Agreement (filed as Exhibit 4.12 to the 10-K and incorporated herein by reference).

     *10.16 Amendment dated as of December 14, 1994 to the Stockholders' Agreement (filed as Exhibit 4.22 to the 10-K and incorporated herein by reference).

     *10.17 Amendment dated as of January 25, 1995 to the Stockholders' Agreement (filed as Exhibit 4.23 to the 10-K and incorporated herein by reference).

     *10.18 Amendment dated as of November 1, 1995 to the Stockholders' Agreement (filed as Exhibit 4.12 to the S-3 and incorporated herein by reference).

     *10.19 First Amended and Restated Common Stock Registration Rights Agreement among NWA Corp., the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit
               4.18 to the 10-K and incorporated herein by reference).

     *10.20 Registration Participation Agreement dated as of October 20, 1995 among the Unions named therein, holders of Series C Preferred Stock and NWA Corp. (filed as Exhibit 10.14 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     *10.21 Special Facilities Lease between Charter County of Wayne, Michigan and Republic Airlines, Inc. dated December 1, 1985 and Guarantee by and between Northwest (as successor to Republic) and Manufacturers National Bank of Detroit (filed as Exhibit 10.6 to the S-1 and incorporated herein by reference).

     *10.22 Indenture of Lease Agreement dated October 5, 1961 and related amendments, between the Board of County Road Commissioner of the County of Wayne, Michigan and Northwest, as successor to North Central Airlines, Inc. (filed as Exhibit
               10.7 to the S-1 and incorporated herein by reference).

     *10.23 Amendatory Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 8, 1996 (filed as
               Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1996 (the "10-Q") and incorporated herein by reference).

     *10.24 First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.2 to the 10-Q and incorporated herein by reference).

     *10.25 Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.3 to the 10-Q incorporated herein by reference).

     *10.26 Airport Terminal Building Lease for Minneapolis-St. Paul International Airport dated as of June 18, 1964 and related amendments entered into by and between The Minneapolis-St. Paul Metropolitan Airports Commission and Northwest, as successor to Northwest Orient Airlines, Inc. (filed as Exhibit 10.8 to the S-1 and incorporated herein by reference).

     *10.27 Master Financing Agreement dated as of March 29, 1992 among NWA Corp., Northwest and the State of Minnesota (filed as Exhibit
               10.9 to the S-1 and incorporated herein by reference).

     *10.28 Facilities and Equipment Lease Agreement dated March 27, 1992 between Metropolitan Airports Commission as Lessor and Northwest Aerospace Training Corporation, as Lessee (filed as Exhibit 10.10 to the S-1 and incorporated herein by reference).

     *10.29 Facilities and Equipment Lease Agreement dated as of March 27, 1992 between Metropolitan Airports Commission as Lessor and NWA Inc. (filed as Exhibit 10.11 to the S-1 and incorporated herein by reference).

     *10.30 Facilities and Equipment Lease Agreement dated as of March 27, 1992 between Metropolitan Airports Commission as Lessor and Northwest (filed as Exhibit 10.12 to the S-1 and incorporated herein by reference).

     *10.31 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Air Line Pilots Association International (filed as Exhibit 10.13 to the S-1 and incorporated herein by reference).

     *10.32 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The International Association of Machinists and Aerospace Workers (filed as Exhibit 10.14 to the S-1 and incorporated herein by reference).

     *10.33 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The International Brotherhood of Teamsters (filed as Exhibit 10.15 to the S-1 and incorporated herein by reference).

     *10.34 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Transport Workers Union of America (filed as
               Exhibit 10.16 to the S-1 and incorporated herein by reference).

     *10.35 Equity Letter Agreement dated as of August 1, 1993 between Northwest and the Airline Technical Support Association (filed as
               Exhibit 10.17 to the S-1 and incorporated herein by reference).

     *10.36 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Northwest Airlines Meteorologists Association (filed as Exhibit 10.18 to the S-1 and incorporated herein by reference).

     *10.37 Amendment dated as of December 14, 1994 to the Equity Letter Agreements listed as Exhibits 10.26 through 10.31 (filed as
               Exhibit 10.19 to the 10-K and incorporated herein by reference).

     *10.38 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The Air Line Pilots Association International (filed as Exhibit 10.19 to the S-1 and incorporated herein by reference).

     *10.39 Labor Cost Savings Agreement dated as of August 4, 1993 between Northwest and The International Association of Machinists and Aerospace Workers (filed as Exhibit 10.20 to the S-1 and incorporated herein by reference).

     *10.40 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The International Brotherhood of Teamsters (filed as Exhibit 10.21 to the S-1 and incorporated herein by reference).

     *10.41 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The Transport Workers Union of America (filed as
               Exhibit 10.22 to the S-1 and incorporated herein by reference).

     *10.42 Labor Cost Savings Agreement dated as of July 29, 1993 between Northwest and The Airline Technical Support Association (filed as
               Exhibit 10.23 to the S-1 and incorporated herein by reference).

     *10.43 Labor Cost Savings Agreement dated as of July 28, 1993 between Northwest and The Northwest Airlines Meteorologists Association (filed as Exhibit 10.24 to the S-1 and incorporated herein by reference).

     *10.44 Purchase Agreement No. 1630 between Northwest and The Boeing Company ("Boeing") dated December 1, 1989 and related letter agreements relating to the purchase of 747-400 aircraft (filed as Exhibit 10.34 to the S-1 and incorporated herein by reference).

     *10.45 Supplemental Agreement No. 4 to Purchase Agreement No. 1630, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest (filed as Exhibit 10.34 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     *10.46 Purchase Agreement No. 1631 between Northwest and Boeing and related letter agreements relating to the acquisition of 757 aircraft (filed as Exhibit 10.35 to the S-1 and incorporated herein by reference).

     *10.47 Supplemental Agreement No. 4 to Purchase Agreement No. 1631, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest. (filed as Exhibit 10.36 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     *10.48 Supplemental Agreement No. 5 to Purchase Agreement No. 1631, dated as of February 17, 1995, and related letter agreements between Boeing and Northwest. (filed as Exhibit 10.37 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     *10.49 Airbus A330 Purchase Agreement dated February 10, 1989 and related letter agreements between AVSA S.A.R.L. and Northwest Airlines Inc. (filed as Exhibit 10.36 to the S-1 and incorporated herein by reference).

     *10.50 Amendment No. 5 to A330 Purchase Agreement among AVSA, S.A.R.L. and Northwest Airlines Inc. (filed as Exhibit 10.4 to the 10-Q and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

      10.51 A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (Confidential treatment has been granted with respect to certain portions of this exhibit, which is filed herewith.)

     *+10.52   Employment Agreement with Michael E. Levine dated as of
               September 1, 1996 (filed as Exhibit 10.49 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.53 Employment Agreement with Christopher E. Clouser dated as of September 1, 1996 (filed as Exhibit 10.50 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.54 Employment Agreement with Douglas M. Steenland dated as of September 1, 1996 (filed as Exhibit 10.51 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.55 Employment Agreement with James A. Lawrence dated as of September 1, 1996.

     *+10.56   Northwest Retirement Plan for Management Employees (filed as
               Exhibit 10.41 to the S-1 and incorporated herein by reference).

     *+10.57   Key Employee Annual Cash Incentive Program (filed as Exhibit
               10.42 to the S-1 and incorporated herein by reference).

     *+10.58 Northwest Officers Excess Benefit Plan (filed as Exhibit 10.43 to the S-1 and incorporated herein by reference).

     *+10.59   1990 Stock Option Plan for Key Employees of the Company (filed as
               Exhibit 10.44 to the S-1 and incorporated herein by reference).

     *+10.60   1994 NWA Corp. Stock Incentive Plan, as amended (filed as Exhibit
               10.5 to the 10-Q and incorporated herein by reference).

     *+10.61 1996 NWA Corp. Retention and Long-Term Incentive Compensation Plan (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     *+10.62 First Amendement to 1996 NWA Corp. Retention and Long-Term Incentive Compensation Plan.

     *+10.63 Unit Award Agreement with John H. Dasburg dates as of January 26, 1996 (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     *+10.64 Northwest Airlines, Inc. Supplemental Executive Retirement Plan (1995 Statement) (filed as Exhibit 10.61 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.65 Letter agreements dated December 20, 1997 and March 14, 1997 with John H. Dasburg with respect to participation in the Northwest Airlines, Inc. Supplemental Executive Retirement Program (filed as Exhibit 10.62 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.66 Letter Agreement dated October 10, 1997 with Michael E. Levine with respect to participation in the Northwest Airlines, Inc. Supplement Executive Retirement Program.

     *+10.67 Form of Non-Qualified Stock Option Agreement and form of Amendment thereto for executive officers under the 1994 NWA Corp. Stock Incentive Plan, as amended (filed as Exhibit 10.63 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *12.1     Computation of Ratio of Earnings to Fixed Charges.

     *12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

     *21.1     List of Subsidiaries.

     *23.1     Consent of Ernst & Young LLP.

     *27.1     Financial Data Schedule for the year ended December 31, 1997.

     *27.2 Financial Data Schedules for the year ended December 31, 1996 and the quarters ended March 31, 1996, June 30, 1996 and
               September 30, 1996.

     *27.3 Financial Data Schedules for the quarters ended March 31, 1997, June 30, 1997 and December 31, 1997.

___________

     * Filed previously.
     + Compensatory plans in which the directors and executive officers of NWA Corp. participate.

                                      SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of September, 1998.


                         NORTHWEST AIRLINES CORPORATION


                         By:   /s/ DOUGLAS M. STEENLAND
                            -------------------------------
                              Douglas M. Steenland
                              Executive Vice President,
                              General Counsel and Secretary


EXHIBIT INDEX


   Exhibit No.           Description
   -----------           -----------

     *2.1 Investment Agreement among NWA Corp., Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners identified on the signature pages thereto, Bonderman Family Limited Partnership, 1992 Air, Inc. and Air Saipan, Inc., dated as of January 25, 1998 (without exhibits and schedules) (filed as Exhibit 2.1 to NWA Corp.'s Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

     *2.2 Governance Agreement among NWA Corp., Newbridge Parent Corporation and Continental Airlines, Inc., dated as of January 25, 1998 (filed as Exhibit 2.2 to NWA Corp.'s Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

     *2.3 Merger Agreement among NWA Corp., Newbridge Parent Corporation, and Newbridge Merger Corporation, dated as of January 25, 1998 (filed as Exhibit 2.3 to NWA Corp.'s Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

     *2.4 Purchase Agreement among NWA Corp., Newbridge Parent Corporation, Barlow Investors III, LLC and the Guarantors signatory thereto, dated as of March 2, 1998 (filed as Exhibit 2.1 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

     *2.5 First Amendment to the Governance Agreement, among Continental Airlines, Inc., NWA Corp. and Newbridge Parent Corporation, dated as of March 2, 1998 (filed as Exhibit 2.2 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

     *2.6 Amendment No. 1 to the Investment Agreement among NWA Corp., Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited Partnership, Air Saipan, Inc. and 1992 Air, Inc., dated as of February 27, 1998 (filed as Exhibit 2.3 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

     *2.7 Assignment Agreement among NWA Corp., Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited Partnership, Air Saipan, Inc., 1992 Air, Inc. and Coulco, Inc., dated as of February 27, 1998.

     *3.1 Second Amended and Restated Certificate of Incorporation of NWA Corp. (filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-74210 (the "S-1") and incorporated herein by reference).

     *3.2 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of NWA Corp. (filed as Exhibit 3.3 to the S-1 and incorporated herein by reference).

     *3.3 Amended and Restated Bylaws of NWA Corp. (filed as Exhibit 3.2 to the S- 1 and incorporated herein by reference).

     *3.4      Restated Certificate of Incorporation of Northwest (filed as
               Exhibit 3.3 to Northwest's Registration Statement on Form S-3 File No. 33-74772 (the "Debt S-3") and incorporated herein by reference).

     *3.5 Bylaws of Northwest (filed as Exhibit 3.4 to the Debt S-3 and incorporated herein by reference).

     *4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock of NWA Corp. (included in Exhibit 3.1).

     *4.2 Amended and Restated Certificate of Designation of Series B Preferred Stock of NWA Corp. (included in Exhibit 3.1).

     *4.3 Certificate of Designation of Series C Preferred Stock of NWA Corp. (included in Exhibit 3.1).

     *4.4 Certificate of Designation of Series D Junior Participating Preferred Stock of NWA Corp. (filed as Exhibit A to Exhibit 1 to NWA Corp.'s Current Report on Form 8-K dated November 16, 1995 (the "8-K") and incorporated herein by reference).

     *4.5      Certificate of Elimination of Series A Preferred Stock of NWA
               Corp.

     *4.6      Certificate of Elimination of Series B Preferred Stock of NWA
               Corp.

     *4.7 Rights Agreement dated as of November 16, 1995 between NWA Corp. and Norwest Bank Minnesota, N.A., as Rights Agent (filed as
               Exhibit 1 to the 8-K and incorporated herein by reference).

     *4.8 Amendment of Rights Agreement dated as of September 29, 1997 between NWA Corp. and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 4.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *4.9 The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item
               601 (b) (4) of Regulation S-K.

     *10.1 Second Amended and Restated Investor Stockholders' Agreement dated as of December 23, 1993 among NWA Corp. and the Original Investors named therein ("Second Amended and Restated Stockholders' Agreement") (filed as Exhibit 4.9 to the S-1 and incorporated herein by reference).

     *10.2 Supplement dated as of December 23, 1993 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.11 to NWA Corp.'s Annual Report on Form 10-K for the year ended
               December 31, 1994 (the "10-K") and incorporated herein by reference).

     *10.3 Amendment dated as of December 14, 1994 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.13 to the 10-K and incorporated herein by reference).

     *10.4 Amendment dated as of January 6, 1995 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.14 to the 10-K and incorporated herein by reference).

     *10.5 Amendment dated as of January 25, 1995 to Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.15 to the 10-K and incorporated herein by reference).

     *10.6 Amendment dated as of October 23, 1995 to the Second Amended and Restated Stockholders' Agreement (filed as Exhibit 4.11 to NWA Corp.'s Registration Statement on Form S-3, File No. 33-98494 (the "S-3") and incorporated herein by reference).

     *10.7 Amendment to Second Amended and Restated Investor Stockholders' Agreement dated September 29, 1997 (filed as Exhibit 10.7 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.8 Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and NWA Corp. dated September 29, 1997 (filed as Exhibit
               10.6 of NWA Corp.'s 10-Q for the quarter ended September 30,
               1997).

     *10.9 Common Stock Repurchase Agreement dated September 29, 1997 between NWA Corp. and Koninklijke Luchtvaart Maatschappij N.V. (filed as Exhibit 10.2 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.10 Preferred Stock Repurchase Agreement dated September 29, 1997 between NWA Corp. and Koninklijke Luchtvaart Maatschappij N.V. (filed as Exhibit 10.3 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.11 BTNY Preferred Stock Repurchase Agreement dated September 29, 1997 NWA Corp. and Bankers Trust New York Corporation (filed as
               Exhibit 10.4 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.12 Blum Preferred Stock Repurchase Agreement dated September 29, 1997 between NWA Corp. and Richard C. Blum & Associates--NWA Partners, L.P. (filed as Exhibit 10.5 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     *10.13 Amended and Restated Agreement, dated as of October 29, 1997, among NWA Corp., Alfred A. Checchi, Gary L. Wilson, Frederic V. Malek, Frederic W. Malek, Michelle A. Malek, Frederick V. Malek as trustee of a trust for the benefit of Frederic W. Malek and Frederic V. Malek as trustee of a trust for the benefit of Michelle A. Malek.

     *10.14 Stockholders' Agreement, dated as of September 9, 1994, among NWA Corp., the Original Investors named therein and the Unions named therein (the "Stockholders' Agreement") (filed as Exhibit 4.13 to NWA Corp.'s and Northwest's Registration Statement on Form S-4, File No. 33-87250, and incorporated herein by reference).

     *10.15 Amendment dated as of October 3, 1994 to Stockholders' Agreement (filed as Exhibit 4.12 to the 10-K and incorporated herein by reference).

     *10.16 Amendment dated as of December 14, 1994 to the Stockholders' Agreement (filed as Exhibit 4.22 to the 10-K and incorporated herein by reference).

     *10.17 Amendment dated as of January 25, 1995 to the Stockholders' Agreement (filed as Exhibit 4.23 to the 10-K and incorporated herein by reference).

     *10.18 Amendment dated as of November 1, 1995 to the Stockholders' Agreement (filed as Exhibit 4.12 to the S-3 and incorporated herein by reference).

     *10.19 First Amended and Restated Common Stock Registration Rights Agreement among NWA Corp., the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit
               4.18 to the 10-K and incorporated herein by reference).

     *10.20 Registration Participation Agreement dated as of October 20, 1995 among the Unions named therein, holders of Series C Preferred Stock and NWA Corp. (filed as Exhibit 10.14 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     *10.21 Special Facilities Lease between Charter County of Wayne, Michigan and Republic Airlines, Inc. dated December 1, 1985 and Guarantee by and between Northwest (as successor to Republic) and Manufacturers National Bank of Detroit (filed as Exhibit 10.6 to the S-1 and incorporated herein by reference).

     *10.22 Indenture of Lease Agreement dated October 5, 1961 and related amendments, between the Board of County Road Commissioner of the County of Wayne, Michigan and Northwest, as successor to North Central Airlines, Inc. (filed as Exhibit 10.7 to the S-1 and incorporated herein by reference).

     *10.23 Amendatory Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 8, 1996 (filed as
               Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1996 (the "10-Q") and incorporated herein by reference).

     *10.24 First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.2 to the 10-Q and incorporated herein by reference).

     *10.25 Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.3 to the 10-Q incorporated herein by reference).

     *10.26 Airport Terminal Building Lease for Minneapolis-St. Paul International Airport dated as of June 18, 1964 and related amendments entered into by and between The Minneapolis-St. Paul Metropolitan Airports Commission and Northwest, as successor to Northwest Orient Airlines, Inc. (filed as Exhibit 10.8 to the S-1 and incorporated herein by reference).

     *10.27 Master Financing Agreement dated as of March 29, 1992 among NWA Corp., Northwest and the State of Minnesota (filed as Exhibit
               10.9 to the S-1 and incorporated herein by reference).

     *10.28 Facilities and Equipment Lease Agreement dated March 27, 1992 between Metropolitan Airports Commission as Lessor and Northwest Aerospace Training Corporation, as Lessee (filed as Exhibit 10.10 to the S-1 and incorporated herein by reference).

     *10.29 Facilities and Equipment Lease Agreement dated as of March 27, 1992 between Metropolitan Airports Commission as Lessor and NWA Inc. (filed as Exhibit 10.11 to the S-1 and incorporated herein by reference).

     *10.30 Facilities and Equipment Lease Agreement dated as of March 27, 1992 between Metropolitan Airports Commission as Lessor and Northwest (filed as Exhibit 10.12 to the S-1 and incorporated herein by reference).

     *10.31 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Air Line Pilots Association International (filed as Exhibit 10.13 to the S-1 and incorporated herein by reference).

     *10.32 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The International Association of Machinists and Aerospace Workers (filed as Exhibit 10.14 to the S-1 and incorporated herein by reference).

     *10.33 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The International Brotherhood of Teamsters (filed as Exhibit 10.15 to the S-1 and incorporated herein by reference).

     *10.34 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Transport Workers Union of America (filed as
               Exhibit 10.16 to the S-1 and incorporated herein by reference).

     *10.35 Equity Letter Agreement dated as of August 1, 1993 between Northwest and the Airline Technical Support Association (filed as
               Exhibit 10.17 to the S-1 and incorporated herein by reference).

     *10.36 Equity Letter Agreement dated as of August 1, 1993 between Northwest and The Northwest Airlines Meteorologists Association (filed as Exhibit 10.18 to the S-1 and incorporated herein by reference).

     *10.37 Amendment dated as of December 14, 1994 to the Equity Letter Agreements listed as Exhibits 10.26 through 10.31 (filed as
               Exhibit 10.19 to the 10-K and incorporated herein by reference).

     *10.38 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The Air Line Pilots Association International (filed as Exhibit 10.19 to the S-1 and incorporated herein by reference).

     *10.39 Labor Cost Savings Agreement dated as of August 4, 1993 between Northwest and The International Association of Machinists and Aerospace Workers (filed as Exhibit 10.20 to the S-1 and incorporated herein by reference).

     *10.40 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The International Brotherhood of Teamsters (filed as Exhibit 10.21 to the S-1 and incorporated herein by reference).

     *10.41 Labor Cost Savings Agreement dated as of July 30, 1993 between Northwest and The Transport Workers Union of America (filed as
               Exhibit 10.22 to the S-1 and incorporated herein by reference).

     *10.42 Labor Cost Savings Agreement dated as of July 29, 1993 between Northwest and The Airline Technical Support Association (filed as
               Exhibit 10.23 to the S-1 and incorporated herein by reference).

     *10.43 Labor Cost Savings Agreement dated as of July 28, 1993 between Northwest and The Northwest Airlines Meteorologists Association (filed as Exhibit 10.24 to the S-1 and incorporated herein by reference).

     *10.44 Purchase Agreement No. 1630 between Northwest and The Boeing Company ("Boeing") dated December 1, 1989 and related letter agreements relating to the purchase of 747-400 aircraft (filed as Exhibit 10.34 to the S-1 and incorporated herein by reference).

     *10.45 Supplemental Agreement No. 4 to Purchase Agreement No. 1630, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest (filed as Exhibit 10.34 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     *10.46 Purchase Agreement No. 1631 between Northwest and Boeing and related letter agreements relating to the acquisition of 757 aircraft (filed as Exhibit 10.35 to the S-1 and incorporated herein by reference).

     *10.47 Supplemental Agreement No. 4 to Purchase Agreement No. 1631, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest. (filed as Exhibit 10.36 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     *10.48 Supplemental Agreement No. 5 to Purchase Agreement No. 1631, dated as of February 17, 1995, and related letter agreements between Boeing and Northwest. (filed as Exhibit 10.37 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

     *10.49 Airbus A330 Purchase Agreement dated February 10, 1989 and related letter agreements between AVSA S.A.R.L. and

               Northwest Airlines Inc. (filed as Exhibit 10.36 to the S-1 and incorporated herein by reference).

     *10.50 Amendment No. 5 to A330 Purchase Agreement among AVSA, S.A.R.L. and Northwest Airlines Inc. (filed as Exhibit 10.4 to the 10-Q and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

      10.51 A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (Confidential treatment has been granted with respect to certain portions of this exhibit, which is filed herewith.)

     *+10.52   Employment Agreement with Michael E. Levine dated as of
               September 1, 1996 (filed as Exhibit 10.49 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.53 Employment Agreement with Christopher E. Clouser dated as of September 1, 1996 (filed as Exhibit 10.50 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.54 Employment Agreement with Douglas M. Steenland dated as of September 1, 1996 (filed as Exhibit 10.51 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.55 Employment Agreement with James A. Lawrence dated as of September 1, 1996.

     *+10.56   Northwest Retirement Plan for Management Employees (filed as
               Exhibit 10.41 to the S-1 and incorporated herein by reference).

     *+10.57   Key Employee Annual Cash Incentive Program (filed as Exhibit
               10.42 to the S-1 and incorporated herein by reference).

     *+10.58 Northwest Officers Excess Benefit Plan (filed as Exhibit 10.43 to the S-1 and incorporated herein by reference).

     *+10.59   1990 Stock Option Plan for Key Employees of the Company (filed as
               Exhibit 10.44 to the S-1 and incorporated herein by reference).

     *+10.60   1994 NWA Corp. Stock Incentive Plan, as amended (filed as Exhibit
               10.5 to the 10-Q and incorporated herein by reference).

     *+10.61 1996 NWA Corp. Retention and Long-Term Incentive Compensation Plan (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     *+10.62 First Amendement to 1996 NWA Corp. Retention and Long-Term Incentive Compensation Plan.

     *+10.63 Unit Award Agreement with John H. Dasburg dates as of January 26, 1996 (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     *+10.64 Northwest Airlines, Inc. Supplemental Executive Retirement Plan (1995 Statement) (filed as Exhibit 10.61 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.65 Letter agreements dated December 20, 1997 and March 14, 1997 with John H. Dasburg with respect to participation in the Northwest Airlines, Inc. Supplemental Executive Retirement Program (filed as Exhibit 10.62 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *+10.66 Letter Agreement dated October 10, 1997 with Michael E. Levine with respect to participation in the Northwest Airlines, Inc. Supplement Executive Retirement Program.

     *+10.67 Form of Non-Qualified Stock Option Agreement and form of Amendment thereto for executive officers under the 1994 NWA Corp. Stock Incentive Plan, as amended (filed as Exhibit

               10.63 to NWA Corp.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     *12.1     Computation of Ratio of Earnings to Fixed Charges.

     *12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

     *21.1     List of Subsidiaries.

     *23.1     Consent of Ernst & Young LLP.

     *27.1     Financial Data Schedule for the year ended December 31, 1997.

     *27.2 Financial Data Schedules for the year ended December 31, 1996 and the quarters ended March 31, 1996, June 30, 1996 and
               September 30, 1996.

     *27.3 Financial Data Schedules for the quarters ended March 31, 1997, June 30, 1997 and December 31, 1997.

___________

     * Filed previously.
     + Compensatory plans in which the directors and executive officers of NWA Corp. participate.