Form 10-Q
period 1998-09-30
NORTHWEST AIRLINES CORP
filed 1998-11-13
CIK 917678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                F O R M   10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                           Yes   X                 No ___
                                ---

At September 30, 1998, there were 81,262,937 shares of the registrant's Common Stock outstanding.

                        NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION                                                  Page No.

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations - Three months
                  and nine months ended September 30, 1998 and 1997.                 3

                  Condensed Consolidated Balance Sheets - September 30, 1998,
                  December 31, 1997 and September 30, 1997.                          4

                  Condensed Consolidated Statements of Cash Flows - Nine months
                  ended September 30, 1998 and 1997.                                 5

                  Notes to Condensed Consolidated Financial Statements               6

         The Computations of Ratio of Earnings to Fixed Charges and Ratio of
         Earnings to Fixed Charges and Preferred Stock Requirements, attached hereto and filed as Exhibits 12.1 and 12.2.

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                  16
         Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURE                                                                            17

EXHIBIT INDEX                                                                        17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NORTHWEST AIRLINES CORPORATION

------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------
                                                               Three months ended       Nine months ended
                                                                  September 30             September 30
(UNAUDITED, IN MILLIONS EXCEPT PER SHARE AMOUNTS)                1998        1997        1998        1997
------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Passenger                                                $ 1,609.5   $ 2,449.1   $ 5,782.7   $ 6,718.0
     Cargo                                                        117.8       200.5       446.6       567.1
     Other                                                        200.8       151.8       603.3       449.4
                                                              ----------  ----------  ----------  ----------
                                                                1,928.1     2,801.4     6,832.6     7,734.5

OPERATING EXPENSES
     Salaries, wages and benefits                                 809.1       756.3     2,428.6     2,258.8
     Aircraft fuel and taxes                                      230.7       345.1       829.6     1,055.7
     Commissions                                                  154.8       236.1       527.2       657.5
     Aircraft maintenance materials and repairs                   179.4       146.5       546.2       466.8
     Other rentals and landing fees                               103.7       117.6       328.9       341.3
     Depreciation and amortization                                107.6        98.8       313.5       289.4
     Aircraft rentals                                              87.1        93.4       259.7       269.3
     Other                                                        531.5       503.8     1,598.1     1,465.8
                                                              ----------  ----------  ----------  ----------
                                                                2,203.9     2,297.6     6,831.8     6,804.6
                                                              ----------  ----------  ----------  ----------

OPERATING INCOME (LOSS)                                          (275.8)      503.8         0.8       929.9

OTHER INCOME (EXPENSE)
     Interest expense, net                                        (95.1)      (58.8)     (217.2)     (175.2)
     Interest of mandatorily redeemable preferred
         security holder                                           (5.2)       (6.3)      (16.2)      (18.3)
     Investment income                                             31.0        16.8        63.3        46.7
     Foreign currency gain (loss)                                  (9.8)       11.0        (0.3)       (3.9)
     Other                                                          3.1         6.4        13.5        20.7
                                                              ----------  ----------  ----------  ----------
                                                                  (76.0)      (30.9)     (156.9)     (130.0)
                                                              ----------  ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                                (351.8)      472.9      (156.1)      799.9

Income tax expense (benefit)                                     (128.0)      182.6       (51.9)      308.8
                                                              ----------  ----------  ----------  ----------

NET INCOME (LOSS)                                                (223.8)      290.3      (104.2)      491.1

Preferred stock requirements                                       (0.2)       (3.1)       (0.6)      (13.2)
                                                              ----------  ----------  ----------  ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS           $  (224.0)  $   287.2   $  (104.8)  $   477.9
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------

Earnings (loss) per common share:
     BASIC                                                     $  (2.91)  $    2.80   $   (1.25)  $    4.69
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------

     DILUTED                                                   $  (2.91)  $    2.53   $   (1.25)  $    4.22
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

---------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
                                                            September 30    December 31      September 30
(UNAUDITED, IN MILLIONS)                                       1998            1997             1997
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $   503.5      $   740.4        $ 1,072.3
     Short-term investments                                        64.9          437.7            194.8
     Accounts receivable, net                                     547.1          664.8            769.9
     Flight equipment spare parts, net                            408.2          376.1            345.7
     Prepaid expenses and other                                   297.0          378.8            296.2
                                                              ----------     ----------       ----------
                                                                1,820.7        2,597.8          2,678.9

PROPERTY AND EQUIPMENT
     Flight equipment, net                                      4,573.1        3,951.1          3,866.6
     Other property and equipment, net                            887.1          876.6            903.4
                                                              ----------     ----------       ----------
                                                                5,460.2        4,827.7          4,770.0

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET                        616.3          637.1            645.5

OTHER ASSETS
     International routes, net                                    710.2          727.8            733.6
     Investments in affiliated companies and other                760.7          545.8            528.2
                                                              ----------     ----------       ----------
                                                                1,470.9        1,273.6          1,261.8
                                                              ----------     ----------       ----------
                                                              $ 9,368.1      $ 9,336.2        $ 9,356.2
                                                              ----------     ----------       ----------
                                                              ----------     ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Air traffic liability                                    $ 1,306.6      $ 1,222.5        $ 1,266.2
     Accounts payable and other liabilities                     1,912.4        1,766.2          1,820.5
     Current maturities of long-term debt and
         capital lease obligations                                254.3          283.3            218.1
                                                              ----------     ----------       ----------
                                                                3,473.3        3,272.0          3,304.8

LONG-TERM DEBT                                                  2,827.4        1,841.9          1,958.4

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                        610.9          649.4            664.1

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                      1,117.0        1,161.5          1,152.4
     Pension and postretirement benefits                          414.5          407.3            394.9
     Other                                                        612.1          674.1            659.2
                                                              ----------     ----------       ----------
                                                                2,143.6        2,242.9          2,206.5

MANDATORILY REDEEMABLE PREFERRED SECURITY OF
     SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
     OBLIGATION OF COMPANY                                        459.6          486.3            524.7

REDEEMABLE STOCK
     Preferred                                                    262.7          306.2            324.4
     Common                                                          --          848.5            848.5

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock                                                   1.1            1.0              1.0
     Additional paid-in capital                                 1,367.4        1,273.6          1,223.8
     Accumulated deficit                                         (467.1)        (362.2)          (467.3)
     Accumulated other comprehensive income                       (99.2)        (101.8)          (111.1)
     Treasury stock                                            (1,211.6)      (1,121.6)        (1,121.6)
                                                              ----------     ----------       ----------
                                                                 (409.4)        (311.0)          (475.2)
                                                              ----------     ----------       ----------
                                                              $ 9,368.1      $ 9,336.2        $ 9,356.2
                                                              ----------     ----------       ----------
                                                              ----------     ----------       ----------


SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

-----------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
                                                                           Nine months ended September 30
(UNAUDITED, IN MILLIONS)                                                       1998              1997
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   356.2         $ 1,477.3

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                      (829.0)          (501.7)
     Net decrease in short-term investments                                     363.0             70.5
     Other, net                                                                  (9.7)           (39.0)
                                                                            ----------       ----------
         Net cash used in investing activities                                 (475.7)          (470.2)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                                   959.6            250.6
     Payments of long-term debt and capital lease obligations                  (833.3)          (321.1)
     Repurchase of common and preferred stock                                  (436.7)          (524.4)
     Proceeds from sale and leaseback transactions                              219.2            126.0
     Other, net                                                                 (26.2)           (25.3)
                                                                            ----------       ----------
         Net cash used in financing activities                                 (117.4)          (494.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (236.9)           512.9
Cash and cash equivalents at beginning of period                                740.4            559.4
                                                                            ----------       ----------
Cash and cash equivalents at end of period                                  $   503.5        $ 1,072.3
                                                                            ----------       ----------
                                                                            ----------       ----------

Cash and cash equivalents and unrestricted short-term
     investments at end of period                                           $   538.7        $ 1,221.7
                                                                            ----------       ----------
                                                                            ----------       ----------

Available to be borrowed under credit facilities                            $ 1,838.8        $   729.3
                                                                            ----------       ----------
                                                                            ----------       ----------


Noncash Transactions:

     Manufacturer financing obtained in connection with
          the acquisition of aircraft                                       $   318.0        $    80.1
     Notes issued for the repurchase of common stock                            343.7               --

SEE ACCOMPANYING NOTES.

                          NORTHWEST AIRLINES CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

3. The income tax expense (benefit) is based on estimated annual effective tax rates which differ from the federal statutory rate of 35% primarily due to state income taxes and certain nondeductible expenses.

4. At September 30, 1998, maturities of long-term debt were $14.3 million in 1998, $308.9 million in 1999, $158.7 million in 2000, $290.5 million in
     2001 and $197.1 million in 2002.

5. At September 30, 1998, the Company had $1.84 billion available to be borrowed under revolving credit facilities along with $538.7 million of cash, cash equivalents and unrestricted short-term investments which provided the Company with $2.38 billion of available liquidity. The Company has pledged various assets as collateral for its bank credit facilities, principally aircraft and international route authorities, having an aggregate book value of $2.20 billion. In October 1998, the Company borrowed $835.0 million under its revolving credit facilities which mature in December 2002. The Company has the right to make partial or total prepayments at any time without penalty.

6. On May 1, 1998, NWA Corp. purchased from KLM Royal Dutch Airlines ("KLM") the remaining 18,177,874 shares of NWA Corp. common stock which the Company had previously agreed to repurchase over a three year period ending in September 2000. The purchase price of $780.4 million was paid with a combination of $336.7 million of cash and three senior unsecured 7.88% notes with principal amounts of $206.0 million, $137.7 million and $100.0 million. The Company repaid the first note on September 29, 1998; the remaining two notes are due on September 29, 1999 and 2000, respectively. The $68.1 million excess of the financial statement carrying value of the redeemable common stock over the repurchase price was transferred to common stockholders' equity deficit on the same date. As of May 1, 1998, earnings
     (loss) per share calculations do not include the 18.2 million shares repurchased. In certain limited circumstances (e.g., the failure of the alliance to maintain certain antitrust immunity or Northwest Airlines, Inc.'s ("Northwest") default under the alliance agreement), KLM will have an option to buy back from NWA Corp. up to 13.3 million shares.

7. In June 1998, the Company amended its Regional Jet Services Agreement with Mesaba Aviation, Inc. ("Mesaba") and agreed to lease 18 additional Avro Regional Jet aircraft to Mesaba, for a total of 36 such aircraft. As part of the amended agreement, the Company was granted an additional warrant to purchase Mesaba Holdings, Inc. stock. If the Company were to exercise all its warrants in Mesaba Holdings, Inc. stock when fully vested, its ownership would increase from 28.5% to 40.9% as of September 30, 1998.

8. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except share data):

                                                           Three months ended                      Nine months ended
                                                              September 30                            September 30
                                                         1998               1997                1998               1997
                                                    --------------     --------------      -------------     ---------------
     NUMERATOR:
       Net income (loss) applicable to common
         stockholders for basic
         earnings (loss) per share                   $     (224.0)     $       287.2        $    (104.8)     $        477.9
       Effect of dilutive securities:
         Series C Preferred Stock                              --                 .3                 --                  .8
                                                    --------------     --------------      -------------     ---------------
       Net income (loss) applicable to common
         stockholders after assumed
         conversions for diluted
         earnings (loss) per share                   $     (224.0)     $       287.5        $   (104.8)      $        478.7
                                                    --------------     --------------      -------------     ---------------
                                                    --------------     --------------      -------------     ---------------

     DENOMINATOR:
       Weighted-average shares outstanding
         for basic earnings (loss) per share           77,094,027        102,427,509         83,641,542         101,927,493

       Effect of dilutive securities:
         Series C Preferred Stock                              --          9,840,002                 --          10,238,273
         Employee stock options                                --          1,220,837                 --           1,321,713
         Common stock repurchase obligation                    --             80,914                 --              27,268
                                                    --------------     --------------      -------------     ---------------
       Adjusted weighted-average shares and
         assumed conversions for diluted
         earnings (loss) per share                      77,094,027        113,569,262         83,641,542         113,514,747
                                                    --------------     --------------      -------------     ---------------
                                                    --------------     --------------      -------------     ---------------

     For the three and nine months ended September 30, 1998, no incremental shares related to dilutive securities were added to the denominator because inclusion of such shares would be antidilutive.

9. Beginning in 1998, the Company is required to report comprehensive income as required by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in common stockholders' equity, to be included in "other comprehensive income." Comprehensive income (net income plus other comprehensive income) was $(224.2) million and $292.5 million for the three months ended September 30, 1998 and 1997, respectively, and $(101.6) million and $492.9 million for the nine months ended September 30, 1998 and 1997, respectively.

10. On April 30, 1998, the Company amended its Second Amended and Restated Certificate of Incorporation to combine and reclassify the existing separate classes of voting and non-voting Class A and Class B Common Stock into a single class of voting Common Stock.

11. On June 25, 1998, the Company amended its Stockholder Rights Plan to increase the permitted beneficial ownership threshold for certain qualified institutional investors to 25% of NWA Corp.'s outstanding common stock
     (as defined in the Stockholder Rights Plan).

12. As of January 1, 1998, the Company adopted early the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations for the nine months ended September 30, 1998.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt the new standard no later than January 1, 2000, with early adoption permitted. No restatement of previously issued financial statements is permitted. SFAS 133 will require the Company to recognize all derivatives as assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. While the Company is in the process of evaluating the accounting and reporting implications and the timing of adoption of SFAS 133, it does not anticipate any significant impact on its financial position or results of operations. In general, the Company does not invest in or take positions on derivative instruments other than for the purposes of hedging specific risk exposures. Under the provisions of SFAS 133, the Company will be able to more properly match the recognition of foreign currency hedging derivative instruments with the timing of the underlying hedged foreign currency cash flows.

     On July 23, 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust". The Company adopted the provisions of EITF 97-14 on September 30, 1998. The impact of adopting EITF 97-14 was to record treasury stock of $157.3 million and a deferred compensation liability of $103.6 million. The transition differential (the difference between the historical cost of the shares acquired by the "rabbi trust" and the fair value of the shares as of September 30, 1998) was recorded in common stockholders' equity deficit, net of tax. As required, the 4.1 million shares held by the "rabbi trust" as of September 30, 1998 were treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

13. In accordance with Rule 1-02 (bb) of Regulation S-X, the following summary data (in millions) is presented for Northwest, the principal indirect operating subsidiary of the Company.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three months ended          Nine months ended
                                                  September 30               September 30
                                            ----------------------      ----------------------
                                              1998          1997          1998          1997
                                            --------      --------      --------      --------
     Operating revenues                     $1,843.5      $2,714.1      $6,519.6      $7,471.3
     Operating expenses                      2,119.2       2,223.1       6,539.1       6,581.7
                                            --------      --------      --------      --------
     Operating income (loss)                  (275.7)        491.0         (19.5)        889.6
     Other income (expense)                    (75.0)        (42.0)       (160.9)       (167.6)
                                            --------      --------      --------      --------
     Income (loss) before income taxes        (350.7)        449.0        (180.4)        722.0
     Income tax expense (benefit)             (127.2)        169.1         (58.9)        275.9
                                            --------      --------      --------      --------
     Net income (loss)                        (223.5)        279.9        (121.5)        446.1
                                            --------      --------      --------      --------
                                            --------      --------      --------      --------

     CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                                                   September 30     December 31    September 30
                                                                       1998            1997            1997
                                                                   ------------     -----------    ------------
     Current assets                                                  $1,611.4        $2,015.0        $2,130.6
     Noncurrent assets                                                6,904.1         6,114.6         6,045.8
     Current liabilities                                              3,603.6         3,164.7         3,153.3
     Long-term debt and obligations under capital leases              3,114.6         2,016.9         2,123.1
     Deferred credits and other liabilities                           1,018.7         1,191.0         1,167.3
     Mandatorily redeemable preferred security of subsidiary            459.6           486.3           524.7

     See also Note R to Consolidated Financial Statements in the Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended September 30, 1998, the Company reported a net loss of $223.8 million and an operating loss of $275.8 million. Diluted loss per common share was $2.91 compared with diluted earnings per common share of $2.53 in 1997.

The quarter ended September 30, 1998 was affected by labor-related disruptions which included work actions, a 30-day cooling off period, an 18-day cessation of flight operations due to the pilots' strike, a seven-day gradual resumption of flight operations and a rebuilding of traffic demand. Because of these events, year-over-year comparisons are not useful to measure the underlying operating and financial performance of the Company. However, for continuity of reporting and as a measure of the impact of the labor disruptions, the traditional comparisons are presented herein. The Company estimates the impact of the labor disruptions to be approximately $630 million on a pre-tax basis for the three months ended September 30, 1998. Due to the recovery from the pilots' strike, the Company expects to report a net loss for the fourth quarter of 1998 and for the full year ending December 31, 1998.

Substantially all of the Company's results of operations are attributable to Northwest Airlines, Inc. ("Northwest") and the following discussion pertains primarily to Northwest. The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

Information with respect to the Company's operating statistics follows (1):

                                                  Three months ended         %             Nine months ended        %
                                                      September 30          Chg.              September 30         Chg.
                                                 ---------------------     ------        ---------------------    -----
                                                   1998         1997                       1998         1997
                                                 --------     --------                   --------     --------
Scheduled service:
  Available seat miles (ASM) (millions)          20,136.9     25,782.2     (21.9)        67,730.9     73,062.0     (7.3)
  Revenue passenger miles (millions)             15,097.1     20,028.0     (24.6)        50,250.2     54,762.5     (8.2)
  Passenger load factor (percent)                    75.0         77.7      (2.7) pts.       74.2         75.0     (0.8) pts.
  Revenue passengers (thousands)                   11,148       14,743     (24.4)          37,528       41,267     (9.1)
  Revenue yield per passenger mile (cents)          10.52        12.05     (12.7)           11.37        12.13     (6.3)
  Passenger revenue per scheduled ASM (cents)        7.89         9.36     (15.7)            8.43         9.10     (7.4)

Operating revenue per total ASM (cents) (2)          8.87        10.12     (12.4)            9.31         9.82     (5.2)
Operating expense per total ASM (cents) (2)         10.09         8.19      23.2             9.25         8.60      7.6

Cargo ton miles (millions)                          387.6        594.4     (34.8)         1,378.6      1,640.8    (16.0)
Cargo revenue per ton mile (cents)                  30.40        33.68      (9.7)           32.37        34.53     (6.3)

Fuel gallons consumed (millions)                    411.5        530.8     (22.5)         1,389.0      1,497.0     (7.2)
Average fuel cost per gallon (cents)                51.66        60.08     (14.0)           54.82        65.58    (16.4)
Number of operating aircraft at end of period                                                 413          402      2.7
Full-time equivalent employees at end of period                                            50,669       47,996      5.6

(1) All statistics exclude Express Airlines I, Inc. ("Express"), a wholly-owned Northwest Airlink regional carrier.
(2) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Operating income decreased $779.6 million to an operating loss of $275.8 million. This decrease was primarily due to a decrease in passenger revenues of $839.6 million due to the loss of revenue caused by the labor disruptions, partially offset by $93.7 million in decreased expenses. Operating expenses included an $83.7 million provision for retroactive compensation related to labor agreements.

OPERATING REVENUES. Operating revenues were $1.93 billion, a decrease of $873.3 million (31.2%). System passenger revenues (which represented 83.5% of total operating revenues) decreased 34.3%. The decrease was primarily attributable to a 21.9% decrease in Northwest's scheduled service ASMs and a 15.7% decrease in Northwest's passenger revenue per scheduled ASM ("RASM") due to the labor disruptions. The decrease in RASM was also a result of a weaker Asian economic environment and weaker foreign currency exchange rates. Passenger revenue included $20.5 million and $35.8 million of Express revenues for the three months ended September 30, 1998 and 1997, respectively.

Domestic passenger revenue, excluding Express, decreased $479.1 million (31.2%) to $1.06 billion due primarily to a 22.9% decrease in scheduled service ASMs as a result of the labor disruptions. RASM decreased 10.7% as business traffic moved to other carriers due to the labor disruptions. The Company expects its scheduled ASMs for the fourth quarter to be flat compared with the three months ended December 31, 1997.

Pacific passenger revenue decreased by $310.1 million (46.3%) to $360.5 million due to a 28.6% decrease in Pacific scheduled service ASMs primarily due to the labor disruptions and a 24.7% decrease in Pacific RASM. The decrease in Pacific RASM was due to a 18.7% decrease in yield and a 6 point decrease in passenger load factor. The decrease in yield was attributable to the labor disruptions and an unfavorable general economic environment in the Pacific and weaker Asian currencies, of which the largest impact was due to the Japanese economy and yen. The average yen per U.S. dollar exchange rate for the three months ended September 30, 1998 and 1997 was 142 and 118, respectively, a weakening of the yen of 20.3%. In response to the continued weak economic environment and increased competition resulting from the revised U.S.-Japan bilateral aviation agreement, the Company suspended from its winter schedule Nagoya-Guam, Nagoya-Honolulu, Osaka-Minneapolis, Osaka-Taipei and Hong Kong-Minneapolis service. The Company is adding service between Osaka and Kuala Lumpur and Osaka and Kaohsiung, Taiwan beginning in early 1999. The Company is assessing its fleet requirements following these schedule changes and expects that the general economic environment in Asia will continue to adversely impact its Pacific revenues.

Atlantic passenger revenue decreased $35.1 million (16.9%) to $172.8 million due to a 24.0% decrease in Atlantic RASM as a result of the labor disruptions, offset by a 9.4% increase in scheduled service ASMs which resulted primarily from new flying (including service from Mumbai and Delhi, India to Amsterdam) and the initiation of Philadelphia-Amsterdam and Seattle-Amsterdam service and increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam services. The decrease in Atlantic RASM was due to a 16.8% decrease in yield and a 7.7 point decrease in passenger load factor.

Cargo revenue decreased $82.7 million (41.2%) to $117.8 million due to 34.8% fewer cargo ton miles and a 9.7% decrease in cargo revenue per ton mile, primarily a result of the labor disruptions and from a weaker Asian economic environment and weaker foreign currency exchange rates. The Asian economic environment is expected to continue to adversely impact cargo revenue through the remainder of 1998 and into 1999. Other revenues were $200.8 million, an improvement of $49.0 million (32.3%). The improvement was largely due to increased revenue from KLM joint venture alliance settlements and MLT Inc.

OPERATING EXPENSES. Operating expenses decreased $93.7 million (4.1%). Operating capacity decreased 21.9% to 20.1 billion total service ASMs which contributed to the 23.2% increase in operating expense per total service ASM. Salaries, wages and benefits increased $52.8 million (7.0%) due primarily to an $83.7 million provision for retroactive compensation and an increase in average full-time equivalent employees of 5.4%, partially offset by savings from the furloughing of employees during the pilots' strike.

Aircraft fuel and taxes decreased $114.4 million (33.1%) due to a 14.0% decrease in average fuel cost per gallon and lower usage because of the labor disruptions. Commissions decreased by $81.3 million (34.4%) due to lower revenues as a result of the labor disruptions, a lower effective commission rate caused by a shift in revenue mix and changes to the Company's commission structure which began in September 1997. Aircraft maintenance materials and repairs increased $32.9 million (22.5%) due to higher utilization of outside suppliers as a result of increased scheduled overhauls and timing of check cycles, and decreased employee productivity. Other expenses grew $27.7 million (5.5%) largely due to higher volume of business for MLT Inc. and increased passenger claims due to the labor disruptions.

OTHER INCOME AND EXPENSE. Interest expense-net increased $36.3 million (61.7%) primarily due to borrowings under its revolving credit facilities. See "Liquidity and Capital Resources". The foreign currency loss for the three months ended September 30, 1998 was attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. The foreign currency gain for the three months ended September 30, 1997 was attributable to gains related to Japanese yen forward exchange and collar option contracts and balance sheet remeasurement of foreign currency-denominated assets and liabilities.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company recorded a net loss of $104.2 million for the nine months ended September 30, 1998, a decrease of $595.3 million from 1997. Diluted loss per common share was $1.25 for the nine months ended September 30, 1998, compared with diluted earnings per common share of $4.22 in 1997. The net loss was caused primarily by the labor disruptions.

Operating income decreased $929.1 million (99.9%) to $.8 million. The decrease was primarily due to lower passenger revenues caused by the labor disruptions, provisions for retroactive compensation back to the date collective bargaining agreements became amendable, and increased other operating expenses and aircraft maintenance, all of which were partially offset by increased other revenue and decreased aircraft fuel and commissions.

OPERATING REVENUES. Operating revenues were $6.83 billion, a decrease of $901.9 million (11.7%). System passenger revenues (which represented 84.6% of total operating revenues) decreased $935.3 million (13.9%). The decrease was attributable to a 7.3% decrease in scheduled service ASMs and a 7.4% decrease in Northwest's RASM. Passenger revenue included $71.1 million and $72.7 million of Express revenues for the nine months ended September 30, 1998 and 1997, respectively.

Domestic passenger revenue, excluding Express, decreased $518.1 million (11.6%) to $3.93 billion due largely to an 8.7% decrease in scheduled service ASMs resulting from higher than normal flight cancellations and a reduction in scheduled capacity, because of the labor disruptions. A 0.5 point increase in passenger load factor partially offset a decrease in yield which was held down due to the reinstatement of federal taxes on airline tickets and international departures and loss of higher yield business traffic during the period of labor disruptions, resulting in a 3.1% decrease in RASM.

Pacific passenger revenue decreased by $443.7 million (26.1%) to $1.26 billion due to a 16.9% decrease in Pacific RASM. The decrease in Pacific RASM was primarily due to a 13.8% decrease in yield and a 2.8 point decrease in passenger load factor. The decrease in yield was attributable to the labor disruptions and an unfavorable general economic environment in the Pacific and weaker Asian currencies, of which the largest impact was due to the Japanese economy and yen. The average yen per U.S. dollar exchange rate for the nine months ended September 30, 1998 and 1997 was 135 and 120, respectively, a weakening of the yen of 12.5%. Atlantic passenger revenue increased $28.1 million (5.7%) to $522.1 million primarily due to a 18.3% increase in scheduled service ASMs from new flying, which was partially offset by fewer ASMs from the labor disruptions.

Cargo revenue decreased $120.5 million (21.2%) to $446.6 million due to 16.0% fewer cargo ton miles and a 6.3% decrease in cargo revenue per ton mile attributable to the labor disruptions, a weaker Asian economic environment and weaker foreign currency exchange rates. Other revenues were $603.3 million, an improvement of $153.9 million (34.2%). The improvement was largely due to increased revenue from KLM joint venture alliance settlements and MLT Inc.

OPERATING EXPENSES. Operating expenses increased $27.2 million (0.4%). Operating capacity decreased 7.3% to 67.8 billion total service ASMs with operating expense per total service ASM increasing 7.6%. Salaries, wages and benefits increased $169.8 million (7.5%) due primarily to a $150.8 million provision for retroactive compensation related to labor agreements and an increase in average full-time equivalent employees of 6.6%. The increase in full-time equivalent employees was due to more mechanics resulting from increased check cycles and an increase in reservation agents due to the Company's alliance activities with KLM that resulted in Northwest taking over KLM's North America sales and marketing functions beginning in April 1998. Aircraft fuel and taxes decreased $226.1 million (21.4%) due to a 16.4% decrease in average fuel cost per gallon and a 7.2% decrease in fuel consumption. Commissions decreased by $130.3 million (19.8%) due to lower revenues as a result of the labor disruptions and a lower effective commission rate caused by a shift in revenue mix and changes to the Company's commission structure which began in September 1997. Aircraft maintenance materials and repairs increased $79.4 million (17.0%) due primarily to increased scheduled overhauls, timing of check cycles and increased utilization of outside suppliers. The Company continues to contract for maintenance work with outside suppliers, resulting in labor costs that would normally be classified as salaries and wages being included in maintenance materials and repairs expense. The Company anticipates these increases to continue at the same rate for the remainder of 1998. Other expenses grew
$132.3 million (9.0%) largely due to higher volume of business for MLT Inc., increased claims by passengers from flight disruptions, outside services, advertising and supplies.

OTHER INCOME AND EXPENSE. The foreign currency loss for the nine months ended September 30, 1998 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. The foreign currency loss for the nine months ended September 30, 1997 was attributable to charges related to Japanese yen forward exchange and collar option contracts and balance sheet remeasurement of foreign currency-denominated assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of $503.5 million, unrestricted short-term investments of $35.2 million, and borrowing capacity of $1.84 billion under its revolving credit facilities, providing total available liquidity of $2.38 billion. During the third quarter, the Company borrowed all amounts available under its credit facilities, and subsequently repaid all amounts except $240 million. In October 1998, the Company borrowed $835 million against these facilities, which mature in December 2002.

Net cash provided by operating activities for the nine months ended September 30, 1998 was $356.2 million, a $1.12 billion decrease compared with the nine months ended September 30, 1997 due primarily to the labor disruptions. Investing activities in 1998 consisted primarily of the purchase of nine Airbus A320 aircraft, eight RJ85 aircraft, and three used DC-10 aircraft, the purchase off lease of five DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications and aircraft deposits. Investing activities in 1997 consisted primarily of costs to commission aircraft before entering revenue service, aircraft deposits, DC9-50 interior refurbishment, the purchase of six RJ85 aircraft, engine hushkitting, ground equipment purchases and the acquisition of Express. Financing activities for the nine months ended September 30, 1998 consisted primarily of the issuance of $200 million of 7.625% unsecured notes due 2005 and $200 million of 7.875% unsecured notes due 2008, the financing of six Boeing 757 aircraft for $240 million due in installments from 2008 though 2016, the payment of debt and capital lease obligations, the repurchase of common stock and the sale and leaseback of three A320 aircraft and four RJ85 aircraft. Financing activities in 1997, in addition to the repurchase of the Company's common and preferred stock, included the issuance of $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007, the sale and leaseback of six RJ85 aircraft and the payment of debt and capital lease obligations.

On May 1, 1998, NWA Corp. purchased from KLM the remaining 18.2 million shares of NWA Corp. common stock which the Company had previously agreed to repurchase over a three year period ending in September 2000. The purchase price of $780.4 million was paid with a combination of $336.7 million of cash and three senior unsecured notes due over three years for the remainder. The cash was funded from the Company's general working capital. The Company repaid the first note on September 29, 1998; the remaining two notes are due on September 29, 1999 and 2000, respectively.

OTHER INFORMATION

LABOR AGREEMENTS. On August 28, 1998, Northwest ceased its flying operations as a result of a strike by its pilots represented by the Air Line Pilots Association, International ("ALPA"). The Northwest Master Executive Council ("Northwest MEC") of ALPA announced the commencement of the strike as a result of its failure to reach agreement with Northwest on the terms of a new collective bargaining agreement. The strike followed the expiration of a 30-day "cooling off" period that began July 30, 1998, when an impasse was declared by the National Mediation Board ("NMB"). The cessation of flight operations lasted 18 days. On September 13, 1998, the Northwest MEC ratified a new four-year agreement. The agreement provides for lump sum retroactive payments to pilots equal to 3.5% of salaries since October 31, 1996, wage raises of 3% annually through 2001, 2.5 million of stock options to be granted over the life of the agreement, elimination of the "B pay scale" over three years and a profit sharing plan. In addition, Northwest Airlink partners are permitted to operate regional jets subject to certain limitations. The Company anticipates the new agreement will raise its 1999 operating expenses by approximately $80 million based on current levels of employment.

On October 28, 1998, the Company and its 15 meteorologists reached and ratified an agreement on a new six-year contract. On October 30, 1998, the 260 members of the Aircraft Technical Support Association, the Company's fourth largest union, ratified a new six-year agreement. Both of these agreements are consistent with the terms of the tentative agreement reached with the International Association of Machinists and Aerospace Workers ("IAM") discussed below.

The Company's labor contracts with its remaining domestic employee unions became amendable in late 1996 and contract negotiations with each union commenced at that time. See "Business - EMPLOYEES" in the Annual Report on Form 10-K for the specific amendable dates. Under the Railway Labor Act ("RLA"), the amendable agreement continues in effect while the parties negotiate a new contract. The Company remains in direct negotiations with the International Brotherhood of Teamsters ("IBT"), its flight attendants' union. The IBT has requested and received mediation from the NMB.

The Company and the IAM reached a tentative agreement in June 1998, which was not ratified by the covered employees, who include mechanics and related employees, clerks, agents, equipment service employees and stock clerks. On July 23, 1998, the Aircraft Mechanics Fraternal Association ("AMFA") filed an application with the NMB seeking recognition as the collective-bargaining representative for Northwest's mechanics and related employees who are currently covered by the IAM. On August 13, 1998, the NMB advised the Company that the NMB was authorizing a mail ballot election to determine whether the IAM or AMFA should be the collective bargaining representative for the Company's mechanics and related employees. The AMFA vote is presently in process and ballots will be counted on November 20, 1998.

In addition to direct negotiation, the RLA also provides for a period of mediation, potential arbitration of unresolved issues and a 30-day "cooling off" period before either party can resort to self-help. The self-help remedies include, but are not limited to, a strike by the members of the labor union and the imposition of proposed contract amendments and hiring of replacement workers by the Company. Because the terms of new labor agreements will be determined by collective bargaining, the Company cannot predict the outcome of the remaining negotiations at this time.

FOREIGN CURRENCY. The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In recent periods, the yen has weakened as the yen to U.S. dollar exchange rate has changed from 120 yen to $1 at September 30, 1997 to 131 yen to $1 at December 31, 1997 to 137 yen to $1 at September 30, 1998. At September 30, 1998, the Company had $116.8 million (16 billion yen) in yen put options outstanding to hedge its entire remaining 1998 anticipated yen-denominated net cash inflows. On October 7, 1998 the Company entered into $405.8 million (47.5 billion yen) in forward exchange contracts to hedge a portion of its 1999 forecasted yen-denominated ticket sales. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note P to Consolidated Financial Statements in the Annual Report contain additional discussion on risk management and financial instruments.

AIRCRAFT FUEL. In the ordinary course of business, the Company manages the price risk of fuel primarily utilizing futures contracts traded on regulated exchanges. Gains or losses on hedge contracts are deferred until the related fuel inventory is expensed. As of September 30, 1998, the Company had hedged approximately 51% of its remaining 1998 fuel requirements and 23% of its fuel requirements for the first quarter of 1999.

REGULATION. In April 1998, the Department of Transportation ("DOT") issued proposed competition guidelines which would severely limit major carriers' ability to compete with new entrant carriers. In addition, the Department of Justice is investigating competition at major hub airports. The outcomes of the DOT guidelines and the investigations are unknown. However, to the extent that restrictions are imposed upon Northwest's ability to respond to competition, Northwest's business may be adversely impacted.

YEAR 2000. The Company has spent $9.4 million for the nine months ended September 30, 1998, for a total of $19.4 million of the total estimated cost of $55 million to ensure that the Company's computer systems will function properly in the year 2000 and thereafter. The five phases used for identifying and modifying the various programs and systems include inventory, assessment, conversion, testing and implementation. The Company has completed all phases for 70% of its internal computer systems and anticipates completion of the remaining systems in the first quarter of 1999 with all phases anticipated to be completed in 1999. The Company is in the assessment phase of the impact of Year 2000 on its embedded operating systems and third party relationships, which is expected to be completed in the first quarter of 1999. The Company continues to work closely with the governmental organizations and entities which provide essential aviation industry infrastructure and is monitoring their progress together with other airlines. Company-wide contingency plans are expected to be in place by the end of the first quarter of 1999 and are expected to be executed, as necessary, throughout the 1999. Management's Discussion and Analysis of Financial Condition in the Annual Report contains additional information about this issue.

AIR CHINA ALLIANCE. On October 27, 1998, the Company began code-sharing with Air China as part of a four year commercial cooperation alliance entered into in May 1998. The alliance connects the two carriers' networks and also includes frequent flyer program reciprocity and joint marketing. In addition, three Northwest alliance partners (Alaska Airlines, America West Airlines and Continental Airlines, Inc.) have also entered into alliance agreements with Air China.

THE EURO. Effective January 1, 1999, certain European countries will adopt a common currency, the "euro". Full conversion to the euro is scheduled to be completed by July 1, 2002. The Company has developed a plan to ensure that the Company's operating systems will properly handle the euro. Costs associated with the euro project will be expensed as incurred and are being funded through cash from operations. The project is estimated to be completed in 1998. Management does not believe that the implementation of this single currency plan will have a material effect on the Company's business, financial condition or results from operations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3, "Legal Proceedings" included in the Annual Report.

On October 23, 1998, the U.S. Department of Justice commenced a civil antitrust action in the United States District Court for the Eastern District of Michigan (Case No. 98-74611) against the Company and Continental Airlines, Inc. ("Continental") challenging the Company's contemplated acquisition of the beneficial ownership of 9,514,868 shares of Continental Class A Common Stock. The Justice Department did not seek a preliminary injunction or other interim relief to prevent the Company from consummating the proposed acquisition. The complaint seeks divestiture by the Company of the Continental stock to be acquired or the imposition of additional terms and restrictions on the Company with respect to the Continental stock to be acquired. The Company intends to vigorously defend the lawsuit and move forward with the consummation of the equity transaction. The lawsuit did not challenge the alliance between Northwest and Continental.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS:
               10.1  Executive Severance Agreement
               12.1  Computation of Ratio of Earnings to Fixed Charges.
               12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
               27.1  Financial Data Schedule.

         (b)   REPORTS ON FORM 8-K:
               Form 8-K dated September 1, 1998.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Northwest Airlines Corporation

         Dated:  November 13, 1998              By:  /s/ Rolf S. Andresen
                                                    ----------------------------
                                                    Rolf S. Andresen
                                                    Vice President - Finance and
                                                    Chief Accounting Officer


EXHIBIT INDEX

         Exhibit No.         Description
         -----------         -----------
         10.1                Executive Severance Agreement.

         12.1                Computation of Ratio of Earnings to Fixed Charges.

         12.2                Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

         27.1                Financial Data Schedule.